Form 10-Q
period 1995-07-31
INFINITE GRAPHICS INC
filed 1995-09-15
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: July 31, 1995


Commission File Number: 2-90422-C


                         Infinite Graphics Incorporated
             (Exact Name of Registrant as Specified in Its Charter)

      Minnesota                                               41-0956693
(State of Jurisdiction)                            (IRS Employer Identification)

              4611 East Lake Street, Minneapolis, Minnesota 55406
                    (Address of Principal Executive Officer)
                                   (Zip Code)


                                  612-721-6283
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                2,350,575 common shares as of September 14, 1995

                            Total number of pages: 8

                            Exhibit index on page: 8



JULY, 1995

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (UNAUDITED)

            ASSETS                           JULY 31, 1995  APRIL 30, 1995

CURRENT ASSETS:
  CASH                                        $         0    $         0
  ACCOUNTS RECEIVABLE, LESS ALLOW-
  ANCE FOR DOUBTFULL ACCOUNTS                 $   853,883    $   793,241
  INVENTORIES                                 $   119,334    $   134,914
  PREPAID EXPENSES                            $   102,336    $    12,310
  OTHER CURRENT ASSETS                        $     6,333    $    21,760

       TOTAL CURRENT ASSETS                   $ 1,081,886    $   962,225

PROPERTY, PLANT, AND EQUIPMENT AT
COST, LESS ACCUMULATED DEPRECIATION           $   708,928    $   753,273

CAPITALIZED SOFTWARE COSTS                    $ 1,107,992    $ 1,105,305

OTHER ASSETS                                  $    24,209    $    23,800

INVESTMENT IN JOINT VENTURE                   $   122,275    $   112,388

                                              $ 3,045,290    $ 2,956,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  REVOLVING CREDIT AGREEMENT                  $   210,002    $   258,940
  TRADE ACCOUNTS PAYABLE                      $   476,154    $   384,396
  ACCRUED SALARIES, WAGES, VACATIONS
  AND EMPLOYEE WITHHOLDINGS                   $   257,443    $   206,755
  OTHER ACCRUED EXPENSES                      $   426,476    $   402,607
  DEFERRED REVENUE                            $   175,725    $   239,572
  CURRENT MATURITIES OF LONG-TERM DEBT        $   148,534    $   157,054
  CURRENT PORTION CAPITALIZED LEASE           $    32,570    $    32,261

       TOTAL CURRENT LIABILITIES              $ 1,726,904    $ 1,681,585

LONG-TERM DEBT, LESS CURRENT MATURITIES       $   217,250    $   241,811
CAPITALIZED LEASE OBLIGATIONS                 $    34,626    $    38,553

STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE; AUTHORIZED
  10,000,000 SHARES, ISSUED AND OUTSTANDING
  2,350,575                                   $ 4,096,947    $ 4,096,947
  RETAINED EARNINGS (DEFICIT)                 ($3,030,437)   ($3,101,905)

                                              $ 1,066,510    $   995,042

                                              $ 3,045,290    $ 2,956,991

SEE NOTES TO FINANCIAL STATEMENTS


JULY 1995

                         INFINITE GRAGHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTH PERIOD
                                             ENDED JULY 31,
                                          1995           1994

REVENUES:
  NET SALES                           $ 1,229,917    $   970,436
  OTHER INCOME                        $    10,000    $    10,450

                                      $ 1,239,917    $   980,886
COSTS AND EXPENSES:
  COST OF PRODUCTS SOLD               $   619,638    $   584,725
  SELLING                             $   217,978    $   234,280
  GENERAL AND ADMINISTRATIVE          $   222,664    $   190,839
  RESEARCH AND DEVELOPMENT COSTS      $    90,462    $    65,688
  INTEREST                            $    26,594    $    12,403

                                      $ 1,177,336    $ 1,087,935

EARNINGS (LOSS) BEFORE INCOME TAXES
AND INVESTMENT INCOME                 $    62,581    ($  107,049)

INVESTMENT INCOME FROM NH
 OPERATIONS                           $     9,887    $    17,805

INCOME TAXES                          ($    1,000)   ($    1,000)


NET EARNINGS (LOSS)                   $    71,467    ($   90,244)


NET EARNINGS (LOSS) PER
  COMMON SHARE                        $      0.03    ($     0.04)


COMMON SHARES OUTSTANDING               2,731,831      2,270,575


SEE NOTES TO FINANCIAL STATEMENTS




JULY 1995

                         INFINITE GRAGHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                          THREE MONTH PERIOD
                                                             ENDED JULY 31,
                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINIGS (LOSS)                                  $  71,468    ($ 90,244)

  ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
  CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                       $ 205,927    $ 186,603
    EQUITY INCOME OF JOINT VENTURE                      ($  9,887)
  CHANGES IN ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE (NET)                           ($ 60,642)   $ 175,135
    INVENTORIES                                         $  15,580    $  15,194
    PREPAID EXPENSES                                    ($ 90,026)   ($ 82,366)
    OTHER ASSETS                                        $  15,018    $  10,315
    UNEARNED INCOME                                     ($ 63,847)   $  39,967
    CURRENT LIABILITIES                                 $ 166,315    $ 100,642

          NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 249,906    $ 355,246

CASH FLOWS FROM INVESTING ACTIVITIES:
    EXPENDITURES FOR CAPITALIZED SOFTWARE               ($157,287)   ($199,211)
    OTHER CAPITAL EXPENDITURES                          ($  6,982)   ($176,535)

          NET CASH USED BY INVESTING ACTIVITIES         ($164,269)   ($375,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
    DECREASE IN OPERATING LINE OF CREDIT                ($ 48,938)   ($ 15,237)
    PAYMENTS ON LONG-TERM DEBT                          ($ 36,699)   ($ 62,841)


          NET CASH USED BY FINANCING ACTIVITIES         ($ 85,637)   ($ 78,078)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    $       0    ($ 98,578)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $       0    $ 112,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $       0    $  13,670


SEE NOTES TO FINANCIAL STATEMENTS



NOTES TO FINANCIAL STATEMENTS

NOTE A:

     The Balance Sheet as of July 31, 1995 and the Statements of Operations for the three month periods ended July 31, 1995 and 1994 and Statements of Cash Flows for the three months ended July 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1995 annual report to shareholders.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Operations for the three months ended July 31, 1995 resulted in sales of $1,229,917 compared to $970,436 for the same period last year. Systems sales accounted for $486,271 of total sales compared to System sales of $435,145 for the same period a year ago. Engineering Services sales accounted for $743,646 compared to Engineering Services sales of $535,291 for the same period last year. Net profit for the three months ended July 31, 1995 was $71,468 compared to a net loss of $90,244 for the same period last year. The sales increased through the efforts of the changed marketing strategy.

     Sales increased 27 percent from the same quarter last year. This increase in sales consisted of Systems Division sales increasing 12 percent for the quarter and Engineering Services sales increasing 39 percent for the quarter. Infinite Graphics gross margin was 50 percent for the three months compared to 40 percent for the same period last year. Gross margins increased because a large percentage of the Company's costs are fixed and as sales increase or decrease the gross margin follows the trend.

     IGI needs to maintain this level of sales activity to remain a viable competitor in the precision graphics market. Sales continue to be the critical factor in determining short term profit.

     In total, general, administrative and selling expenses have increased due to general expense increases. Selling expenses decreased 7 percent due to a reduction in sales personnel and expenses. General and administrative expenses increased 17 percent from an increase in travel and bonus program. Research and development expenses increased 38 percent as the Company enhances existing and develops new products. Interest expense has decreased because overall interest bearing debt increased during the past nine months.

     Equity in income of joint venture decreased by approximately $8,000 during the three months ended July 31, 1995 when compared to the same period in 1994. The decrease is primarily due to a decrease in sales during the three months ended July 31, 1995 compared to the same period in 1994.

     Company's cash flow from operations for the three months ended July 31, 1995 was $250,000 and primarily consisted of depreciation, amortization and deferral of certain current liabilities in addition to the net profit. The Company reduced the credit line and long term debt by $86,000 and $78,000 during the three months ended July 31, 1995 and 1994, respectively. The combination of the credit line, trade payables and accrued expenses as a total has increased 9 percent since fiscal year end 1995. Cash used in investing activities totaled approximately $164,000 and $376,000 for the three months ended July 31, 1995 and 1994, respectively. The funds provided from operating activities were used to reduce short term borrowing, purchase equipment and facility improvements, and develop software, which was capitalized.

     The Company does not presently have an agreement in place to provide for additional working capital needs. To expand its operations into any new ventures, the Company will require new capital. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth and business restructuring may be needed.



PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matter to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Infinite Graphics Incorporated

                                           by /s/ Clifford F. Stritch, Jr.
                                              Clifford F. Stritch, Jr.
                                              Chief Executive Officer and



                                           by /s/ Lee J. Miller
                                              Lee J. Miller
                                              Chief Financial Officer