Form 10-Q
period 1995-10-31
INFINITE GRAPHICS INC
filed 1995-12-15
CIK 744500

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: October 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                2,350,575 common shares as of December 12, 1995


OCTOBER, 1995

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (UNAUDITED)

                 ASSETS                 OCTOBER 31, 1995  APRIL 30, 1995

CURRENT ASSETS:
  CASH                                        $         0    $         0
  ACCOUNTS RECEIVABLE, LESS ALLOW-
  ANCE FOR DOUBTFUL ACCOUNTS                  $   764,329    $   793,241
  INVENTORIES                                 $   124,414    $   134,914
  PREPAID EXPENSES                            $    88,496    $    12,310
  OTHER CURRENT ASSETS                        $     6,333    $    21,760

       TOTAL CURRENT ASSETS                   $   983,572    $   962,225

PROPERTY, PLANT, AND EQUIPMENT AT
COST, LESS ACCUMULATED DEPRECIATION           $   750,550    $   753,273

CAPITALIZED SOFTWARE COSTS                    $ 1,110,246    $ 1,105,305

OTHER ASSETS                                  $    25,630    $    23,800

INVESTMENT IN JOINT VENTURE                   $   138,597    $   112,388

                                              $ 3,008,595    $ 2,956,991

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  REVOLVING CREDIT AGREEMENT                  $   270,555    $   258,940
  TRADE ACCOUNTS PAYABLE                      $   558,508    $   384,396
  ACCRUED SALARIES, WAGES, VACATIONS
  AND EMPLOYEE WITHHOLDINGS                   $   209,791    $   206,755
  OTHER ACCRUED EXPENSES                      $   373,854    $   402,607
  DEFERRED REVENUE                            $   159,089    $   239,572
  CURRENT MATURITIES OF LONG-TERM DEBT        $   175,953    $   157,054
  CURRENT PORTION CAPITALIZED LEASE           $    30,829    $    32,261

       TOTAL CURRENT LIABILITIES              $ 1,778,579    $ 1,681,585

LONG-TERM DEBT, LESS CURRENT MATURITIES       $   229,933    $   241,811
CAPITALIZED LEASE OBLIGATIONS                 $    27,523    $    38,553

STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE; AUTHORIZED
  10,000,000 SHARES, ISSUED AND
  OUTSTANDING 2,350,575                       $ 4,096,947    $ 4,096,947
  RETAINED EARNINGS (DEFICIT)                 ($3,124,387)   ($3,101,905)

                                              $   972,560    $   995,042

                                              $ 3,008,595    $ 2,956,991

SEE NOTES TO FINANCIAL STATEMENTS




OCTOBER 1995


                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTH PERIOD          SIX MONTH PERIOD
                                                   ENDED OCT 31,              ENDED OCT 31,
                                              1995           1994          1995          1994
REVENUES:
  NET SALES                               $ 1,077,904    $ 1,143,366   $ 2,307,821    $ 2,113,802
  OTHER INCOME                            $    10,000    $    10,000   $    20,000    $    20,450

                                          $ 1,087,904    $ 1,153,366   $ 2,327,821    $ 2,134,252
COSTS AND EXPENSES:
  COST OF PRODUCTS SOLD                   $   715,286    $   582,429   $ 1,334,924    $ 1,167,154
  SELLING                                 $   190,401    $   266,166   $   408,379    $   500,446
  GENERAL AND ADMINISTRATIVE              $   180,935    $   213,103   $   403,599    $   403,942
  RESEARCH AND DEVELOPMENT COSTS          $    82,046    $    56,086   $   172,508    $   121,774
  INTEREST                                $    28,508    $    21,645   $    55,102    $    34,048

                                          $ 1,197,176    $ 1,139,429   $ 2,374,512    $ 2,227,364


(LOSS) EARNINGS BEFORE EQUITY IN INCOME
OF JOINT VENTURE, INCOME TAXES            ($  109,272)   $    13,937   ($   46,691)   ($   93,112)

EQUITY IN INCOME OF JOINT VENTURE         $    16,322    $    17,908   $    26,209    $    35,713

INCOME TAXES                              $     1,000    $     3,000   $     2,000    $     4,000


NET (LOSS) EARNINGS                       ($   93,950)   $    28,845   ($   22,482)   ($   61,399)

NET (LOSS) EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:

NET (LOSS) EARNINGS                       ($     0.04)   $      0.01   ($     0.01)   ($     0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                          2,350,575      2,802,492     2,350,575      2,270,575


SEE NOTES TO FINANCIAL STATEMENTS



OCTOBER 1995


                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTH PERIOD
                                                            ENDED OCT 31,
                                                         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS EARNINGS                                 ($ 22,482)   ($ 61,399)

ADJUSTMENST TO RECONCILE NET LOSS
EARNINGS TO NET CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                     $ 418,822    $ 378,795
    EQUITY INCOME OF JOINT VENTURE                    ($ 26,209)   ($ 35,713)

CHANGES IN ASSETS AND LIABILITIES,
NET OF ACQUISITION:
    ACCOUNTS RECEIVABLE (NET)                         $  38,614    ($ 34,544)
    INVENTORIES                                       $  10,500    $     328
    PREPAID EXPENSES                                  ($ 76,186)   ($ 59,116)
    OTHER ASSETS                                      $  13,597    ($  5,516)
    UNEARNED INCOME                                   ($ 80,483)   $  15,310
    CURRENT LIABILITIES                               $ 148,395    $ 171,242

          NET CASH PROVIDED BY OPERATING ACTIVITIES   $ 424,568    $ 369,387


CASH FLOWS FROM INVESTING ACTIVITIES:
    EXPENDITURES FOR CAPITALIZED SOFTWARE             ($314,382)   ($373,845)
    OTHER CAPITAL EXPENDITURES                        ($ 13,860)   ($260,857)
    PURCHASE OF CALIFORNIA ASSETS,
     NET OF CASH ACQUIRED                             ($ 26,500)

           NET CASH USED IN INVESTING ACTIVITIES      ($354,742)   ($634,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
    INCREASE IN OPERATING LINE OF CREDIT              $  11,615    $ 251,387
    PAYMENTS ON LONG-TERM DEBT                        ($ 87,300)   ($117,092)
    PROCEEDS FROM THE ISSUANCE OF DEBT                $   5,859    $  18,772

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                 ($ 69,826)   $ 153,067

NET DECREASE IN CASH AND CASH EQUIVALENTS             $       0    ($112,248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      $       0    $ 112,248

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $       0    $       0

SEE NOTES TO FINANCIAL STATEMENTS.




NOTES TO FINANCIAL STATEMENTS

NOTE A:

The Balance Sheet as of October 31, 1995 and the Statements of Operations for the three and six month periods ended October 31, 1995 and 1994 and Statements of Cash Flows for the six months ended October 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1995 has been derived from the audited Balance Sheet included in the Company's April 30, 1995 Annual Report to Shareholders'. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1995 Annual Report to Shareholders.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements included in the Company's Annual Report to Shareholders' during the year ended April 30, 1995, Infinite Graphics Incorporated (the Company) incurred a loss before extraordinary items of $384,430. As of October 31, 1995, the Company's current liabilities exceeded its current assets by $795,007 and the Company has experienced difficulty in generating sufficient cash flows to meets its obligations and sustain profitable operations. These factors, among others, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate cash flow sufficient to meet its obligations as they become due, to continue to fund required software development efforts, and, ultimately, to attain profitable operations. The Company has implemented plans to increase sales, extend payables, and obtain additional debt and/or equity financing in fiscal 1996. Management of the Company believes this will be sufficient to fund future operations. However, there can be no assurance that the Company's business will develop as anticipated by management or that additional financing will be available.

NOTE B:

The Company acquired the assets of a California precision graphics service company from bankruptcy court on September 13, 1995. The fair value of the assets acquired was $103,500. The Company paid $27,500 in cash and financed the remaining $76,000 with a note payable. Interest on the note is at the prime rate plus 2% (10.75) at September 30, 1995. The note requires monthly principal and interest payments of $3,533 until September 1, 1997, at which time the entire remaining balance is due. This note is secured by the assets acquired.

The assets acquired and consideration paid are as follows:

Cash                   $  1,000
Accounts Receivables      9,702
Fixed Assets             92,798
Total Assets           $103,500
Note Issued              76,000
Cash Paid              $ 27,500

The acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of the California precision graphics company beginning September 13, 1995.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1994

IGI Systems Division (Systems) and Engineering Services Division (ESD) sales for the three months ended October 31, 1995 were approximately $1,078,000, compared to sales of $1,143,000 for the same period in 1994. Systems sales were $320,000 during the 1995 quarter compared to sales of $493,000 during the 1994 quarter. The decrease in System sales is primarily due to the sales force assembled during fiscal 1995 not meeting its established strategy and goals for fiscal 1995. Rebuilding the sales force in fiscal 1996 has been slower than anticipated; therefore, System sales have been less than expected for the interim period of fiscal 1996. ESD sales were $758,000 during the 1995 quarter compared to sales of $650,000 during the 1994 quarter. The increase in ESD sales is primarily due to the purchase of a services operation in Irvine, California in September 1995. Sales from California were $126,000 for the quarter. The Company purchased the assets of a California competitor from bankruptcy court and immediately continued operations in the California facility location. This purchase increases the market opportunities for both services and software by having a physical presence in the largest high-tech market in the United States.

Gross margin has decreased to 34% of net sales in the three months ended October 31, 1995 from 49% of net sales in the comparable 1994 period. The decrease in gross margin as a percent of net sales was primarily due to the decrease in System sales that have a higher margin and some integration costs with the purchase of the California operation.

Selling expenses decreased by approximately $76,000 during the three months ended October 31, 1995 when compared to the same period in 1994. The decrease in selling expenses is mainly due to a decrease in personnel, commissions and related expenses.

General and administrative expenses decreased by approximately $32,000 during the three months ended October 31, 1995 when compared to the same period in 1994. The reduction is primarily attributable to a decrease in expenses relating to a one time change in accruals in fiscal 1995, fully amortized warrants, and no cash bonus plan due to the loss from operations in fiscal 1996.

Research and development costs increased by approximately $26,000 during the three months ended October 31, 1995 when compared to the same period in 1994. The increase in research and development is attributable to the Company's philosophy of trying to continue to enhance existing products and develop new products.

Interest expense increased by approximately $7,000 during the three months ended October 31, 1995 when compared to the same period in 1994. The increase in interest expense is primarily due to higher level of borrowings by the Company at higher interest rates. The higher interest expenses are primarily due to the majority of the Company's debt having interest rates tied to the prime rate which is higher than last year.

Equity in income of a joint venture decreased approximately $2,000 for the three months ended October 31, 1995 when compared to the same period in 1994.

A net loss of $94,000 occurred for the three months ended October 31, 1995 compared to a net profit of $29,000 for the same period in 1994. The decrease in earnings for the three months ended October 31, 1995 is primarily due to a decrease in sales compared to the same period in 1994.


SIX MONTHS ENDED OCTOBER 31, 1995 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1994

IGI Systems Division (Systems) and Engineering Services Division (ESD) sales for the six months ended October 31, 1995 were $2,308,000 compared to sales of $2,114,000 for the same period in 1994. Systems sales were $806,000 during the 1995 period compared to sales of $929,000 during the 1994 period. The decrease in System sales is primarily due to the sales force assembled during fiscal 1995 not meeting its established strategy and goals for fiscal 1995. Rebuilding the sales force in fiscal 1996 has been slower than anticipated; therefore, System sales have been less than expected for the first six months of fiscal 1996. ESD sales were $1,502,000 during the 1995 period compared to sales of $1,185,000 during the 1994 period. The increases in ESD sales are primarily due to the purchase of a services operation in Irvine, California in September 1995 and increased Minneapolis sales. Sales from the California operation were approximately $126,000 for 1995.

Gross margin has decreased to 42% of net sales in the six months ended October 31, 1995 from 45% of net sales in the comparable 1994 period. This decrease in gross margin as a percent of net sales was primarily due to the decrease in System sales that have a higher margin.

Selling expenses decreased by approximately $92,000 during the six months ended October 31, 1995 when compared to the same period in 1994. The decrease in selling expenses is mainly due to a decrease in personnel, commissions and related expenses.

General and administrative expenses remained the same during the six months ended October 31, 1995 when compared to the same period in 1994.

Research and development costs increased by approximately $51,000 during the six months ended October 31, 1995 when compared to the same period in 1994. The increase in research and development is attributable to the Company's philosophy of trying to continue to enhance existing products and develop new products.

Interest expense increased by approximately $21,000 during the six months ended October 31, 1995 when compared to the same period in 1994. The increase in interest expense is primarily due to the higher level of borrowings by the Company at higher interest rates compared to the Company's 1994 borrowings. The higher average interest rate is primarily due to the majority of the Company's debt having interest rates tied to the prime rate, which is higher than last year.

Equity in income of a joint venture decreased approximately $10,000 for the six months ended October 31, 1995 when compared to the same period in 1994. The decrease is primarily due to a decrease in sales during the six months ended October 31, 1995 compared to the same period in 1994.

The net loss decreased by approximately $49,000 for the six months ended October 31, 1995 compared to the same period in 1994. The decrease in net loss is due to an increase in sales for the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1995, the Company's principal source of liquidity was net accounts receivable of approximately $764,000. During the six months ended October 31, 1995, the Company has utilized its line of credit and cash generated from operations to meet its cash flow requirements.

The Company will search for additional financing to purchase additional equipment for existing operations, and to pursue new opportunities in new markets with its present capabilities when the Company can optimally take advantage of the opportunity. The opportunity may require the Company to search for funds in the range of $900,000 to $1,000,000 with a combination of leasing, term loans and an operating line of credit.

Cash flows from operations totaled approximately $425,000 and $369,000 for the six months ended October 31, 1995 and 1994, respectively. This net cash flow resulted primarily from depreciation and amortization.

Cash used in investing activities totaled approximately $355,000 and $635,000 for the six months ended October 31, 1995 and 1994, respectively. This decrease is primarily the result of the Company's desire to restrict investment in capital equipment until the Company's financial position improves.

Net cash (used in) provided by financing activities was approximately ($70,000) and $153,000 for the six months ended October 31, 1995 and 1994, respectively. During 1995, the Company increased borrowings by approximately $17,000 and reduced long-term debt by approximately $87,000. During 1994, the Company received approximately $19,000 from the issuance of long-term debt and increased its line of credit and previously existing long-term debt by approximately $134,000.

RECOST ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income (loss) and earnings (loss) per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.


PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matter to a Vote of Security Holders

The annual meeting of shareholders of Infinite Graphics Incorporated was held at 3:30 pm on Wednesday, September 27, 1995. Shareholders holding 1,782,293 shares, or approximately 75.8% of outstanding shares were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by shareholders were as follows:

I. Election of Directors.

The following nominees were elected to serve as members of the Board of Directors until such time as a successor may be elected:

                                    Number of Votes

                              For        Withheld    Abstain

Clifford F. Stritch, Jr     1,773,025      9,268        0
Edwin F. Snyder             1,773,025      9,768        0
James D. Bonneville         1,773,025      9,768        0

Mr. Bonneville is being elected for the first time and will begin his appointment as of the date of the shareholder meeting. Mr. Stritch and Mr. Snyder are incumbent directors and represent re-elections.

II.     Ratification of Selection of Independent Auditors.

Shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending April 30, 1996 by a vote of 1,777,025 in favor with 5,168 against and 100 abstained.


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule (For SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 1995.



                                             by
                                                  Clifford F. Stritch, Jr.
                                                  Chief Executive Officer
                                                  Chief Financial Officer