Form 10-Q
period 1996-01-31
INFINITE GRAPHICS INC
filed 1996-03-18
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:         January 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  2,350,575 common shares as of March 14, 1996



JANUARY, 1996

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (UNAUDITED)

                  ASSETS                      JANUARY 31,     APRIL 30,
                                                 1996           1995
                                              -----------    -----------
CURRENT ASSETS:
  CASH                                        $         0    $         0
  ACCOUNTS RECEIVABLE, LESS ALLOW-
  ANCE FOR DOUBTFULL ACCOUNTS                 $   937,146    $   793,241
  INVENTORIES                                 $   119,378    $   134,914
  PREPAID EXPENSES                            $    83,444    $    12,310
  OTHER CURRENT ASSETS                        $     6,333    $    21,760
                                              -----------    -----------
       TOTAL CURRENT ASSETS                   $ 1,146,301    $   962,225

PROPERTY, PLANT, AND EQUIPMENT AT
COST, LESS ACCUMULATED DEPRECIATION           $   699,567    $   753,273

CAPITALIZED SOFTWARE COSTS                    $ 1,071,332    $ 1,105,305

OTHER ASSETS                                  $    25,630    $    23,800

INVESTMENT IN JOINT VENTURE                   $   145,558    $   112,388
                                              -----------    -----------
                                              $ 3,088,388    $ 2,956,991
                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  REVOLVING CREDIT AGREEMENT                  $   269,938    $   258,940
  TRADE ACCOUNTS PAYABLE                      $   522,854    $   384,396
  ACCRUED SALARIES, WAGES, VACATIONS
  AND EMPLOYEE WITHHOLDINGS                   $   208,100    $   206,755
  OTHER ACCRUED EXPENSES                      $   448,584    $   402,607
  DEFERRED REVENUE                            $   147,009    $   239,572
  CURRENT MATURITIES OF LONG-TERM DEBT        $   170,862    $   157,054
  CURRENT PORTION CAPITALIZED LEASE           $    31,348    $    32,261
                                              -----------    -----------
       TOTAL CURRENT LIABILITIES              $ 1,798,695    $ 1,681,585

LONG-TERM DEBT, LESS CURRENT MATURITIES       $   205,710    $   241,811
CAPITALIZED LEASE OBLIGATIONS                 $    19,418    $    38,553

STOCKHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE; AUTHORIZED
  10,000,000 SHARES, ISSUED AND OUTSTANDING
  2,350,575                                   $ 4,096,947    $ 4,096,947
  ACCUMULATED DEFICIT                         ($3,032,382)   ($3,101,905)
                                              -----------    -----------
                                              $ 1,064,565    $   995,042
                                              -----------    -----------
                                              $ 3,088,388    $ 2,956,991
                                              ===========    ===========


SEE NOTES TO FINANCIAL STATEMENTS



                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTH PERIOD            NINE MONTH PERIOD
                                                ENDED JAN 31,                ENDED JAN 31,
                                             1996          1995            1996         1995
                                          -----------   -----------    -----------   -----------
REVENUES:
  NET SALES                               $ 1,415,562   $   960,575    $ 3,723,383   $ 3,074,377
  OTHER INCOME                            $    13,479   $    10,000    $    33,479   $    30,450
                                          -----------   -----------    -----------   -----------
                                          $ 1,429,041   $   970,575    $ 3,756,862   $ 3,104,827
COSTS AND EXPENSES:
  COST OF PRODUCTS SOLD                   $   784,663   $   659,108    $ 2,119,587   $ 1,826,262
  SELLING                                 $   223,828   $   243,458    $   632,207   $   743,904
  GENERAL AND ADMINISTRATIVE              $   226,267   $   186,576    $   629,866   $   590,518
  RESEARCH AND DEVELOPMENT COSTS          $    78,492   $    90,462    $   251,000   $   212,236
  INTEREST                                $    30,747   $    23,771    $    85,849   $    57,819
                                          -----------   -----------    -----------   -----------
                                          $ 1,343,997   $ 1,203,375    $ 3,718,509   $ 3,430,739
                                          -----------   -----------    -----------   -----------

EARNINGS (LOSS) BEFORE EQUITY IN INCOME
OF JOINT VENTURE AND INCOME TAXES         $    85,044   ($  232,800)   $    38,353   ($  325,912)

EQUITY IN INCOME OF JOINT VENTURE         $     6,961   $    10,539    $    33,170   $    46,252

INCOME TAXES                              $         0   $         0    $     2,000   $     4,000
                                          -----------   -----------    -----------   -----------

NET EARNINGS (LOSS)                       $    92,005   ($  222,261)   $    69,523   ($  283,660)
                                          ===========   ===========    ===========   ===========


NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

NET EARNINGS (LOSS)                       $      0.03   ($     0.10)   $      0.03   ($     0.12)
                                          ===========   ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                          2,674,314     2,270,575      2,719,868     2,270,575
                                          ===========   ===========    ===========   ===========


SEE NOTES TO FINANCIAL STATEMENTS



                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTH PERIOD
                                                                                  ENDED JAN 31,
                                                                               1996          1995
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET EARNINGS (LOSS)                                                      $  69,523    ($283,660)


ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                            $ 615,438    $ 578,837
    EQUITY INCOME OF JOINT VENTURE                                           ($ 33,170)   ($ 46,252)

CHANGES IN ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE (NET)                                                ($134,203)   $ 225,757
    INVENTORIES                                                              $  15,536    $   9,928
    PREPAID EXPENSES                                                         ($ 71,134)   ($ 45,397)
    OTHER ASSETS                                                             $  13,597    $  34,457
    UNEARNED INCOME                                                          ($ 92,563)   $  26,152
    CURRENT LIABILITIES                                                      $ 185,780    $ 125,951
                                                                             ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 568,804    $ 625,774


CASH FLOWS FROM INVESTING ACTIVITIES:
    EXPENDITURES FOR CAPITALIZED SOFTWARE                                    ($416,776)   ($536,134)
    OTHER CAPITAL EXPENDITURES                                               ($ 18,185)   ($280,935)
    PURCHASE OF CALIFORNIA ASSETS, NET OF CASH ACQUIRED                      ($ 26,500)
                                                                             ---------    ---------
           NET CASH USED IN INVESTING ACTIVITIES                             ($461,461)   ($817,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
    INCREASE (DECREASE) IN OPERATING LINE OF CREDIT                          $  10,998    ($ 58,133)
    PAYMENTS ON LONG-TERM DEBT                                               ($136,595)   ($151,593)
    PROCEEDS FROM THE ISSUANCE OF DEBT                                       $  18,254    $ 288,773

                                                                             ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          ($107,343)   $  79,047
                                                                             =========    =========

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    ($      0)   ($112,248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             $       0    $ 112,248
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   ($      0)   ($      0)
                                                                             =========    =========


SEE NOTES TO FINANCIAL STATEMENTS



NOTES TO FINANCIAL STATEMENTS

NOTE A:

         The Balance Sheet as of January 31, 1996 and the Statements of Operations for the three and nine month periods ended January 31, 1996 and 1995 and Statements of Cash Flows for the nine months ended January 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1995 has been derived from the audited Balance Sheet included in the Company's April 30, 1995 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1995 Annual Report to Shareholders.

         The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's Balance Sheet as of January 31, 1996, the Company's current liabilities exceeded its current assets by $652,394 and certain vendors have not been paid in accordance with their credit terms. These factors, among others, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's continuation as a going concern is dependent upon its ability to generate cash flow sufficient to meet its obligations as they become due, to continue to extend payment terms of existing obligations, to obtain additional debt and/or equity financing, to continue to fund required software development efforts and to sustain profitability. The Company has implemented plans to increase sales, to continue to extend payables and obtain additional debt and/or equity financing in the near future. Management of the Company believes this will be sufficient to fund future operations. However, there can be no assurance that the Company's business will develop as anticipated by management or that additional financing will be available.

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

         The assets acquired and consideration paid are as follows:

                Cash                        $   1,000
                Accounts Receivable             9,702
                Fixed Assets                   92,798
                                            ---------
                Total Assets                $ 103,500
                Note Issued                    76,000
                                            =========
                Cash Paid                   $  27,500

         The acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of the California precision graphics company beginning September 13, 1995.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1995

         IGI Systems Division (Systems) and Engineering Services Division (ESD) sales for the three months ended January 31, 1996 were $1,416,000, compared to sales of $961,000 for the same period in 1995. Systems sales were $681,000 during the 1996 quarter compared to sales of approximately $355,000 during the 1995 quarter. The increase in System sales is primarily due to the newly assembled sales force. ESD sales were $734,000 during the 1996 quarter compared to sales of approximately $606,000 during the 1995 quarter. The increase in ESD sales is primarily due to the purchase of a services operation in Irvine, California in September 1995. Sales from California were $109,000 for the quarter. The Company purchased the assets of a California competitor from bankruptcy court and immediately continued operations in the California facility location. This purchase increases the market opportunities for both services and software by having a physical presence in the largest high-tech market in the United States.

         Gross margin has increased to 45% of net sales in the three months ended January 31, 1996 from 31% of net sales in the comparable 1995 period. The increase in gross margin as a percent of net sales was primarily due to the increase in System sales that have a higher margin.

         Selling expenses decreased by $20,000 during the three months ended January 31, 1996 when compared to the same period in 1995. The decrease in selling expenses is mainly due to a decrease in personnel, a change in commission structure and related expenses.

         General and administrative expenses increased by $40,000 during the three months ended January 31, 1996 when compared to the same period in 1995. The increases in general and administrative expenses is primarily attributable to the cash bonus plan of $15,000 and increased travel.

         Interest expense increased by $7,000 during the three months ended January 31, 1996 when compared to the same period in 1995. The increase in interest expense is primarily due to higher level of borrowings by the Company.

         Equity in income of a joint venture decreased $4,000 for the three months ended January 31, 1996 when compared to the same period in 1995.

         Research and development costs decreased by $12,000 during the three months ended January 31, 1996 when compared to the same period in 1995. The decrease in research and development costs is due to a cut down in the use of discrepency cash during the period.

         A net profit of $92,000 occurred for the three months ended January 31, 1996 compared to a net loss of $222,000 for the same period in 1995. The increase in earnings for the three months ended January 31, 1996 is primarily due to a increase in sales from the Systems and ESD Divisions.


NINE MONTHS ENDED JANUARY 31, 1996 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 1995

         IGI Systems Division (Systems) and Engineering Services Division (ESD) sales for the nine months ended January 31, 1996 were $3,723,000 compared to sales of $3,074,000 for the same period in 1995. Systems sales were $1,487,000 during the 1996 period compared to sales of approximately $1,283,000 during the 1995 period. The increase in System sales is primarily due to the Company's newly assembled sales force. ESD sales were $2,236,000 during the 1996 period compared to sales of $1,791,000 during the 1995 period. The increases in ESD sales are primarily due to the purchase of a services operation in Irvine, California in September 1995 and increased Minneapolis sales. Sales from the California operation were $235,000 and the increase in Minneapolis sales was $210,000 for 1996.

         Gross margin has increased to 43% of net sales in the nine months ended January 31, 1996 from 41% of net sales in the comparable 1995 period. This increase in gross margin as a percent of net sales was primarily due to the increase in System sales that have a higher margin.

         Selling expenses decreased by $112,000 during the nine months ended January 31, 1996 when compared to the same period in 1995. The decrease in selling expenses is mainly due to a decrease in personnel, commissions and related expenses.

         General and administrative expenses increased by approximately $39,000 during the nine months ended January 31, 1996 when compared to the same period in 1995. The increase in general and administrative expenses is primarily attributable to the cash bonus plan and increased travel.

         Research and development costs increased by $39,000 during the nine months ended January 31, 1996 when compared to the same period in 1995. The increase in research and development is attributable to the Company's philosophy of trying to continue to enhance existing products and develop new products.

         Interest expense increased by $28,000 during the nine months ended January 31, 1996 when compared to the same period in 1995. The increase in interest expense is primarily due to the higher level of borrowings by the Company.

         Equity in income of a joint venture decreased $13,000 for the nine months ended January 31, 1996 when compared to the same period in 1995.

         The net income increased by approximately $353,000 for the nine months ended January 31, 1996 compared to the same period in 1995. The increase in net income is due to the increase in sales from the Systems and ESD Divisions.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 1996, the Company's principal source of liquidity was net accounts receivable of $937,000. During the nine months ended January 31, 1996, the Company has utilized its line of credit and cash generated from operations to meet its cash flow requirements.

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

         Cash flows from operations totaled $569,000 and $626,000 for the nine months ended January 31, 1996 and 1995, respectively. This net cash flow resulted primarily from depreciation and amortization.

         Cash used in investing activities totaled $461,000 and $817,000 for the nine months ended January 31, 1996 and 1995, respectively. This decrease is primarily the result of the Company's desire to restrict investment in capital equipment until the Company's financial position improves.

         Net cash (used in) provided by financing activities was ($107,000) and $79,000 for the nine months ended January 31, 1996 and 1995, respectively. During 1996, the Company increased borrowings by $29,000 and reduced long-term debt by approximately $137,000.

RECENT ACCOUNTING PRONOUNCEMENT

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

         Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

         The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method for employee stock based transactions, nor has it determined the effect the new standard will have on net income (loss) and earnings (loss) per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which will be effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that such long-lived assets used by the entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. The Company has determined that the carrying amounts of its long-lived assets and intangibles at January 31, 1996 are recoverable through expected cash flows from the use of such assets. The Company does not currently expect this new standard to have a significant impact on future earnings.

FORWARD-LOOKING INFORMATION

         The information contained in the forward-looking statements, including, without limitation, those made in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," may differ materially from actual results due to many risks and uncertainties.


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

March 14, 1996.



                                            by  /s/ Clifford F. Stritch, Jr.
                                                Clifford F. Stritch, Jr.
                                                Chief Executive Officer
                                                Chief Financial Officer