Form 10-K
period 1996-04-30
INFINITE GRAPHICS INC
filed 1996-08-13
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



      For the Fiscal Year Ended April 30, 1996 Commission File No. 0-13042


                         INFINITE GRAPHICS INCORPORATED
               (Exact name of Company as specified in its Charter)


         Minnesota                                        41-0956693
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              4611 East Lake Street
                          Minneapolis, Minnesota 55406
                    (Address of Principal Executive Offices)


                                 (612) 721-6283
                          (Company's Telephone Number)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as Company was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

Yes  X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the voting stock held by non-affiliates of Company was $781,753 at June 30, 1996. The market value is based on $ 0.59375 per share, which was the average of bid and asked prices on June 30, 1996. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting all such persons are affiliates for other purposes.

Number of shares of common stock outstanding as of June 30, 1996, was 2,350,575.

Documents incorporated by reference: See item 14 on pages 27-29 of this report.

Total number of pages including cover:  47


                                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        (a)    GENERAL DEVELOPMENT OF BUSINESS.

        Infinite Graphics Incorporated (hereinafter referred to as "Company") was incorporated in Minnesota on November 26, 1969, under the name of Infinite Graphics Incorporated. On September 5, 1984, the Company became a public company as a result of a registered offering of common stock.

        (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

        The Company has two distinct but related business segments. The first segment, the Engineering Services Division, designs and produces computer generated precision graphics, normally on a custom basis and primarily for the electronics industry. In addition, this segment produces precision glass products, designs printed circuit boards, and provides CAD/CAM services. The second business segment, the CAD/CAM Software Division, designs, assembles, and markets computer-aided design and manufacturing software systems. These design systems primarily consist of design/manufacturing software for 32 bit micro-computers. The Company occasionally sells third party vendors' software. The Company normally sells software only but will integrate hardware/software when the customers desire a turnkey solution.

        The percentage and dollar amount of the Company's sales of its Engineering Services Division and CAD/CAM Software Division for the years ended April 30, 1996, 1995, and 1994, are as follows:


                  Sales for Yr. Ended         Sales for Yr. Ended         Sales for Yr. Ended
                    April 30, 1996              April 30, 1995              ARPIL 30, 1994
                    --------------              --------------              --------------
  Product           %         Amount            %         Amount            %         Amount
                  -----     ----------        -----     ----------        -----     ----------
SERVICES
  DIVISION         63.0%    $3,204,247         61.3%    $2,548,288         60.0%    $3,088,929

SOFTWARE
  DIVISION         37.0%     1,882,806         38.7%     1,608,032         40.0%     2,058,420
                  -----     ----------        -----     ----------        -----     ----------

TOTAL             100.0%    $5,087,053        100.0%    $4,156,320        100.0%    $5,147,349
                  =====     ==========        =====     ==========        =====     ==========

        Reference is made to Note 11 of the Financial Statements for revenues, operating profits and identifiable assets attributable to the Company's two business segments.


(c)      BUSINESS.

                          ENGINEERING SERVICES DIVISION

         GENERAL. The Company was organized in 1969 to provide reprographic services to architects and engineers. In 1973, the Company expanded its graphic reproduction services primarily into the electronics industry. The precision graphics produced by the Company are often of an electronic circuit that may be used to produce a printed circuit board, but may also include precision graphics for other products. Prior to 1975, the technique used by the Company for producing precision graphics involved the hand drafting of a large scale model of the graphic image using precision drafting instruments. The drafting image was then photographically reduced to the desired size. In 1975, the Company first began developing computer software programs for artwork generation. These computer software programs enable the Company to more accurately and quickly produce most of its precision graphics products. Although the hand drafting and photographic reduction process is still occasionally used by the Company in generating precision graphics, substantially all of the precision graphics now generated by the Company are produced through the use of computer-aided design
(CAD) or computer-aided manufacturing (CAM) systems.

         In 1980, the Company acquired substantially all of the assets and equipment of the printed circuit board design division of Data Graph, Inc. It was at this time that the Company commenced designing printed circuit boards as a service for others. In March 1986, the Company acquired a MacDonald-Dettwiler laser photoplotter which allows the Company to provide same day service to its customers. Due to increased demands, the Company acquired additional laser photoplotters in 1988, 1992, and 1995. One of the photoplotters has scanning capability which also allows the Company to clean up old artwork. In 1993, the Company wrote software for one of its photoplotters that allows the plotter to plot various shades of gray scale and has allowed the Company to plot satellite images and orthophotos for the mapping industry. In 1994, the Company added the capability of plotting for the graphic arts industry. In 1995, the Company added a 16,000 dot per inch photoplotter to its Minneapolis facility.

         SERVICES. Using the customer's data or design, the Company produces a precision graphic image, in almost all cases, by using a computer-aided design system. The precision graphic image produced by the Company is generally provided to the customer on film or glass. The film or glass is then used to reproduce the precision graphic image on metal, glass, or plastic material which has been photographically sensitized. Through chemical etching or electroplating processes, metal, glass, or plastic materials are then manufactured for the Company's customer into the desired product, often in a mass production process. The precision graphic images produced are often that of an electronic circuit and are generally used to produce thin copper circuits to be assembled into electronic circuit boards. However, the images may also be of other items, such as carriers or lead frames for integrated circuit chips, or may be used by the customer to produce etched or plated parts and scales. Other precision graphic services provided by the Company involve the production of film or glass photographic images or the production of precision graphics on paper or on a magnetic tape or disk. The customer may then use the tape or disk to produce its own film or product. The Company also assembles its precision graphics with other components to supply sub-assemblies.

         The Company's glass products all involve the generation of precision graphics by the Company, and include precision rulers and grids, and products produced to a customer's specifications, such as reticles, and glass rings (called encoder disks) used in the assembly of high precision machines such as CAT scanners.

         The design of printed circuit boards involves the conversion of the customer's basic design of the circuit and its various electronic components into an exact image of that circuit for a board of pre-established size. The Company uses its computer-aided design systems to supply printed circuit board artwork.

         During fiscal 1989, the Company instituted a scanning service for its customers. Scanning enables customers to convert old artwork (tape ups) and drawings to electronic CAD databases. Scanning is an inexpensive solution for printed circuit board manufacturing houses with tooling changes. The benefits to the customer from scanning are increased precision artwork, repeatability, larger yields of boards, faster turnaround, and a wider range of editing capabilities. The Company purchased additional scanning equipment in fiscal 1990 to increase precision capabilities for its customers.

         To service the Los Angeles marketplace, the Company acquired the assets of a California precision graphics service company from bankruptcy court on September 13, 1995. The acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of the California precision graphics company beginning September 13, 1995 and revenues for fiscal year 1996 were $382,000.

         The Company opened a sales and production facility in Salem, New Hampshire, on January 3, 1990. It was established to service the Boston and Northeastern U.S. marketplace. As of May 1, 1994, the Company entered into a letter of intent to form a joint venture. By contributing substantially all of the assets of the Company's New Hampshire operation, the Company owns 50 percent of the equity of the joint venture and a major New Hampshire customer owns the other 50 percent. Since May 1, 1994, the New Hampshire operation has been operating as a joint venture pursuant to the letter of intent and is recorded under the equity method of accounting, therefore revenues are not included in the financials for fiscal 1996 and 1995. During fiscal 1996, the operation generated approximately $500,000 in revenue, compared to $544,000 in fiscal 1995 and $449,000 in fiscal 1994. As of June 30, 1996, there are four employees operating the facility.

         EQUIPMENT AND PRODUCTION. In order to produce its precision graphics, the Company uses its own IGI software products: ProCADD (also configured as ProFLEX and IGI 2100), CAM, EXT, ICE and PAR; equipment manufactured by Racal-Redac and Calay, and other software and hardware systems. Using such computer-aided design systems, the circuit or other graphics are designed by the Company's personnel to the customer's specifications. A graphic design produced on the computer-aided design and manufacturing (CAD/CAM) system can then be stored electronically. This information is then used to feed a plotting device which draws the design. The plotting device can be a pen and ink plotter, or more often for precision graphics, a photoplotting device. The Company owns or leases a number of photoplotting devices, two of which were manufactured by Gerber Scientific Instruments, Inc. A photoplotting device is a highly stable platform upon which film is placed. The motion of the light and/or platform is controlled by information stored on the disk produced on the Company's computer-aided manufacturing system. These photoplotters include a Gerber 4135 in which the light pen positioning is laser controlled; a Gerber 1434, which is installed in a class 100 clean room; two MacDonald Dettwiler Fire 9000 laser photoplotters, and three Optrotech 5008 imaging systems. The Company also owns photographic equipment used in photo reduction, film processors, step and repeat equipment, custom equipment, and various other photographic, measuring and computer equipment.

         CUSTOMERS. The Company's Services Division customers are generally in the business of producing electronic products. During fiscal 1996, sales for the Services division accounted for approximately 63 percent of the Company's total sales.

         The precision graphic and circuit board design services of the Company are sometimes requested because of the needed precision, or because certain phases of the process necessary to produce the required graphics are not within the customer's capability. However, it is more often the case that some or all phases of such production are within the customer's capability, but that the customer has made a business decision to engage the services of the Company.

         The Company provided custom precision graphics and circuit board design services to approximately 400 customers during fiscal 1996. During fiscal 1996, no one customer in the Services Division accounted for ten percent or more of the Company's sales.

         The Company's potential customers include virtually all of the approximately 650 captive and merchant printed circuit board fabrication facilities in the United States.

         MARKETING. During fiscal 1996, the Company continued focusing its marketing activity primarily on PC designer and captive and merchant printed circuit board manufacturing. This approach continues to take advantage of the Company's 20-plus years experience in dealing with the printed circuit board
(PCB) industry.

         The distribution channels include a combination of direct Company sales personnel and independent sales agents. These personnel are organized to address specific segments within the general PCB market. Historically, the product responsibility of the Company's marketing efforts at a given account has been split. Since 1992, the Company has combined product responsibilities, first at printed circuit board manufacturing accounts and later at larger Fortune 500 and electronics companies.

         The sales effort is supported internally by a customer follow-up program involving in-house sales support. The purpose of the follow-up program is to identify the impact that the Company's goods and services are having upon the customers and also to adjust what is being offered to meet current market needs.

         In terms of product being offered, the software portion of the product line emphasizes manufacturing process automation including panelization, electrical test, and manufacturability analysis and enhancement.

         The service side of the business continues to emphasize phototooling. Coupled with that are two new services for graphic arts and mapping, designed to expand the Company's markets. The Company also continues to offer design capability for the PC and precision graphics marketplace.

         BUSINESS BACKLOG. As of April 30, 1996, the Company's backlog of Services Division orders was approximately $63,000 as compared with approximately $113,000 at April 30, 1995. All of the Company's April 30, 1996, backlog is expected to be filled within the current fiscal year. No material portion of the Company's services business is seasonal.


                            CAD/CAM SOFTWARE DIVISION

         GENERAL. In 1975, the Company began development of computer-aided design equipment that enables faster and more accurate design of precision graphics. In 1981, utilizing experience gained through designing its own CAD/CAM software for its service operations, the Company began development of a desktop CAD/CAM system to meet growing industry demand. In 1984, the IGI Desktop 2100 CAD/CAM system was introduced to the marketplace.

         Additionally, during fiscal 1988, the Company licensed its ECAM software on an exclusive basis to a Fortune 100 company. The Company maintained the right to market the software to specified customers and maintained its then existing installed base. Subsequently, because certain sales objectives were not attained by the licensee, in 1990 the Company, re-acquired the right to compete in selling the software covered by this license agreement to the precision graphics marketplace.

         The Company has continued to enhance products to address the tooling and inspection issues facing printed circuit board fabricators and designers of flexible and hybrid circuits.

         During 1995, the Company continued its focus into the precision graphics marketplace, increasing its service potential and developing a new product, ICE, for the analysis and cleanup of digital data from the design and manufacturing of printed circuit boards.

         The Company markets five software products: CAM, EXT, PAR, ICE, and ProCADD (also configured as ProFLEX and IGI 2100).

CAM             A general product for making tooling for the PWB fabricator.

EXT Generates electrical net list for graphics and has the capability to compare it to other net lists. It also has full support of netlist for bare board electrical test.

PAR "Producibility Analysis Report" analyzes and presents to the user design and manufacturing plans as well as possible design modifications to increase yields and reduce costs.

ICE "Interactive Conflict Editor" is used to automatically fix the problems found by PAR.

ProCADD IGI's basic CAD package. It is sold stand alone for general 2D applications, but is primarily packaged with special software modules for flex circuit design and chemical milling.

         MANUFACTURING. The Company's manufacturing activities related to its computer-aided design systems consist primarily of developing and enhancing software, modifying and assembling the various modules of its software system, and testing of the systems. These manufacturing activities are conducted at the Company's facilities in Minneapolis.

         CUSTOMERS. The Company's Software Division customers are generally in the business of designing and manufacturing products for the electronics industry. The Company's customers also generally use CAD/CAM products and are knowledgeable of what the Company's CAD/CAM products provide. During fiscal 1996, sales for the Software Division accounted for approximately 37 percent of the Company's total sales. The Company's Software Division sold products and services to approximately 90 customers during fiscal 1996. No one customer accounted for ten percent or more of total Company sales during fiscal 1996.

         MARKETING AND DISTRIBUTION. The Company has four people involved with the sales of Software Division products as of June 30, 1996. During fiscal 1996, approximately 70 percent of sales of software division products were made by direct sales personnel, and it is anticipated that direct sales personnel, rather than independent representatives or dealers, will continue to be the primary distribution channel for North America. Distributors and dealers are the primary channel for Asia and Europe.

         Product sales promotion activity in fiscal 1996 involved the use of trade shows, direct contact and direct mail, along with press releases to generate leads for sales follow up.

         During fiscal 1996, the Company has continued to concentrate its marketing and product development activities on supporting the printed circuit fabrication segment of the electronics industry. Its efforts deal with three types of applications: flex design, printed wiring board manufacturing, and electrical test.

         BUSINESS BACKLOG. As of April 30, 1996, the Company's backlog of Software Division orders was approximately $ 0. The Company had a backlog of orders of approximately $35,000 for its computer-aided design systems as of April 30, 1995. No material portion of the Company's software business is seasonal.


                                SOURCES OF SUPPLY

         SERVICES. The Company believes nearly all of the supplies and equipment used in its precision graphics business are readily available from a number of sources, except for the following items. During fiscal 1996, the Company continued to receive single source photo sensitive glass from Eastman Kodak. If Kodak ceases to provide the Company with such glass, the Company would have extreme difficulty in finding an alternative source or substitute material. In addition, the Company continues to rely upon Gerber Scientific Instruments, Inc., Cymbolic Sciences and Orbotech, Inc. to provide spare parts to repair the photoplotting instruments purchased from them and used by the Company. The Company also relies on limited vendors for its iron oxide and chrome glass blanks. Loss of any source of such supply could adversely affect the Company's business.

         SOFTWARE. The Company believes nearly all of the supplies and equipment used in its Software business are available from a number of sources. If the Company is required to change vendors, the Company may have difficulty obtaining parts as needed because of high industry demand. The Company will become more dependent on its suppliers as it integrates photoplotters and other hardware into its software systems business.


                                   COMPETITION

         SERVICES DIVISION. The precision graphics services which the Company offers through its Services Division is composed of three main product areas. The first is photoplotting and its associated processes. The second is design and the third is large area fine line tooling and glass products.

         In the photoplotting area, there are approximately 100 companies in the U.S. which offer the same general services. The major differences between the Company and the competitors are based on the automation, personnel, and actual type of photoplotting equipment that is employed and the quality of service offered to their customers.

         Based on these differences, the Company can enjoy certain competitive advantages; however, it is possible for many of the competitors to acquire the same quality personnel and equipment to improve their service and for the Company's competitive advantage in photoplotting to be eliminated.

         The design services portion of the precision graphics business faces a minimum of 300 competitors nationally, ranging from very small garage-type operations to those that are several times the Company's size. Many of these companies have greater financial resources than the Company.

         The large area fine line tooling and glass products portion of the business has limited competition; however, some of this competition has substantially greater financial resources than the Company.

         The Company must work very hard to maintain levels of service and quality which permit it to differentiate itself from the competitors.

         SOFTWARE DIVISION. The Company's software products face strong competition in the marketplace, involving those applications at the printed circuit board manufacturers known as Computer Aided Manufacturing (CAM) from approximately ten companies.

         Competitors include Tibor Darvais, Optrotech, Barco, Valor and CSI Inc. All of those companies currently have financial, technical, and marketing resources which are equal or greater than those of the Company.

         In addition to the existing competitors, the nature of the business is such that any number of smaller companies could enter the marketplace and further dilute the availability of business. The principal method of competition is based on technical capability.


                            RESEARCH AND DEVELOPMENT

         The Company spent approximately $338,000 on research and development activities during fiscal 1996, as opposed to $269,000 in fiscal 1995 and $165,000 in fiscal 1994.

         In 1985, the Company primarily completed its research and development regarding its CAD/CAM software. Since this date, the Company has focused its activity on enhancing the capabilities and features of its CAD/CAM software in an effort to improve the marketability and life of the product. The Company continues to investigate the possibility of acquiring developed products to complement its current products or to enter into license agreements to market its developed products.

         During 1996, the Company enhanced its existing products, especially its new ICE product. During fiscal 1997, the Company plans to continue to develop enhancements to its existing products, which will maintain the Company's technical leadership on printed circuit board manufacturing applications.


                            ENVIRONMENTAL COMPLIANCE

         The Company believes it is in compliance with all federal, state and local requirements with regard to air and waste water emissions and has no plans to make significant capital expenditures for environmental control facilities.


                                   EMPLOYMENT

         The Company had 47 full-time and 12 part-time employees as of June 30, 1996. There are also four full-time individuals employed by the New Hampshire joint venture operation. The number of employees is expected to vary during fiscal 1997 depending upon the Company's efforts to automate and expand. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with employees are good.


ITEM 2. PROPERTIES.

         (a)      REAL PROPERTY.

         The business of the Company was conducted at the five following locations during fiscal 1996. The Company sold its Plymouth facility in December 1990 and is leasing back approximately 3000 square feet for its micro production (clean room facility) and some storage.

         The Company substantially utilizes the following facilities and believes they are suitable for its needs.

                                                      Approx.
                                                      Square
Location                   Purpose                    Footage          Terms
- --------                   -------                    -------          -----
4611 East Lake St.         Service operations          9,200            (1)
Minneapolis, MN

4621 East Lake St.         Systems operations          5,000            (2)
Minneapolis, MN            and administration

12855 Highway 55           Service Operations          3,000            (3)
Mpls. Ind. Park
Plymouth, MN

8 Industrial Way           Service Operations          2,500            (4)
Salem, NH                  and Systems sales

17332 Von Karman           Service Operations
Irvine, CA                 and sales                   3,400            (5)

(1) Mortgage between the Company and Republic Acceptance Corporation for the 4611 E. Lake St. facility. The mortgage is effective as of January 20, 1995. The Company makes monthly principal payments of $4,000 per month plus interest at fourteen percent per annum. The note requires a balloon payment of $100,000 at the maturity date of January 20, 1998.

(2) Lease between the Company and Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel
         R. Shultz, dated October 31, 1983. The original term of the lease expired on October 31, 1988. The Company exercised its option to renew the lease for an additional five year period. The lease was subsequently amended to extend first to April 30, 1995, then to April 30, 1996 and now to April 30, 1997. The rent is $2,750 per month.

(3) Lease between the Company and Anchor Paper is for space for the Company's clean room housing the Gerber 1434 photoplotter. The rent is $1,910 per month plus $500 for utilities. The current lease terminates December 31, 1996, but is cancelable any time with a ninety-day notice from the Company. The Company is presently looking at various options.

 (4) Lease between the Company and Harold J. Brooks, a real estate developer who owns the property in which the Company's New Hampshire joint venture is located. The lease was extended two years on January 31, 1995. The basic rent is $15,000 and $15,625 for the first and last year, respectively. The Company also pays real-estate taxes, utilities and common-area maintenance fees under the terms of this lease.

(5) Lease between the Company and Superior Investment Company, L.P., a California limited partnership, for the 17332 Von Karman facility. The commencement date of the lease is September 1, 1995, for a term of 36 months expiring on August 31, 1998. The rent for the first year is $32,400 or $2,700 per month. The rent for the second year is $33,696 or $2,808 per month. The rent for the third year is $34,824 or $2,902 per month.

         The Company believes all of the above properties have unique characteristics and significant improvements specific to the Company's business and are of diminished value to a general commercial tenant. Identification and development of comparable locations would require a significant investment on the part of the Company.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is currently involved in two legal actions. One relates to a non-compete clause in a former sales executive's employment agreement and the other relates to a dispute with regard to payment for services alleged rendered to the Company. The Company believes that the outcome of these lawsuits will not have a material adverse effect on its financial condition.

         There are no other material legal proceedings pending to which the Company is currently a party or to which the property of the Company is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal 1996.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS.

         (a) The Company's Common Stock is quoted in the over-the-counter market. The following table sets forth the range of high- and low-bid quotations for each quarter from May 1994 through April 1996.

                                  Fiscal 1996                          Fiscal 1995
                           --------------------------         --------------------
                             High             Low               High              Low
                           -------          -------           -------           -----
May-July                   $  1-1/4         $     1/2         $  1-3/8          $    7/8

August-October             $  1             $     5/8         $  1-1/16         $    7/8

November-January           $  3/4           $     1/2         $  13/16          $   11/16

February-April             $  3/4           $     1/2           $1-1/4          $   13/16



         Quotations are from the over-the-counter market and reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.

         (b) As of June 30, 1996, the Company had approximately 450 holders of its Common Stock (no par value).

         (c) The Company has paid no dividends to date and does not anticipate the payment of dividends in the immediate future, retaining cash to fund future growth. The Company's credit agreement prohibits the payment of dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

                                                            Year Ended April 30
                                                            -------------------
                                1996             1995              1994              1993             1993
                                ----             ----              ----              ----             ----
Net Sales                     $5,087,053        $4,156,320       $5,147,349        $4,135,989       $4,747,865

Income (Loss)
before Extra-
ordinary Items                  $143,565         ($384,430)        $437,533         ($375,376)       ($101,753)

Net Income (Loss)               $143,565         ($384,430)        $586,628          $481,299         $340,178

Net Income (Loss)
per Common and
Common Equivalent
Share                              $ .05            ($ .17)            $.21             $ .21            $ .15


         Net earnings for year ended April 30, 1994, include approximately $149,000 in extraordinary items from the forgiveness of debt, net of income tax effect. (See Financial Statement footnotes 7 and 9.)

         Net earnings for year ended April 30, 1993, include $150,000 in write-down of assets and approximately $857,000 in extraordinary items from the forgiveness of debt and benefit of net operating loss carryforwards.

         Net earnings for year ended April 30, 1992, include $96,000 write-down of capitalized assets, $158,000 write-down of assets held for sale, and approximately $442,000 for extraordinary items from the forgiveness of debt and benefit of net operating loss carryforwards.

                                                                       April 30
                                                                       --------
                             1996             1995              1994              1993             1992
                             ----             ----              ----              ----             ----
Total Assets              $2,932,565       $2,956,911        $2,639,830       $2,304,126        $2,612,395

Long Term
Obligations                  196,164          280,364           140,154          365,888           363,179

Stockholders'
Equity                     1,138,607          995,042         1,369,472          695,553           172,254


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         SECURITIES LITIGATION REFORM ACT. Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

         The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in Infinite Graphics Incorporated's (the Company) balance sheet as of April 30, 1996, the Company's current liabilities exceeded its current assets by $490,045 and, during fiscal 1996, certain vendors were not paid in accordance with their credit terms.

         During fiscal 1997, the Company has plans to increase sales approximately the same as that achieved in fiscal 1996. If these sales are not achieved and additional debt and/or equity financing is not obtained, the Company will not be able to implement its growth plans and could be required to reduce software development activity.

         Net sales were $5,087,000 in fiscal year 1996, versus $4,156,000 in 1995 and $5,147,000 in 1994. Operating profits (before general, selling, and administrative and interest expenses) were $1,778,000 in fiscal 1996, versus $1,360,000 in fiscal 1995 and $2,236,000 in fiscal 1994. Net income was $144,000 in fiscal year 1996, versus a net loss of $384,000 in fiscal 1995 and net income of $587,000 in fiscal 1994.

         In fiscal 1996, the Company concentrated on providing services and software for the precision graphics marketplace, primarily for the manufacture of electronic products. The Company focused its software marketing and sales efforts on the CAM line, particularly the successful PAR module and its companion module, ICE, introduced in the spring of 1995.

         RESULTS OF OPERATIONS. The Company has two business segments:
Engineering Services Division ("Services") and System Software Division ("Software"). The results of these two segments are discussed in the following discussion and analysis:


                                      NET SALES BY DIVISION

                              1996                               1995                           1994
                    ------------------------        ------------------------         ------------------------
                        $            Percent            $            Percent             $              Percent
Division            Thousands       of Total        Thousands       of Total         Thousands         of Total
Services             $3,204              63%          $2,548              61%          $3,089              60%

Software              1,883              37%           1,608              39%           2,058              40%
                     ======          ======           ======          ======           ======          ======

Total Sales          $5,087             100%          $4,156             100%          $5,147             100%


         The Company's Engineering Services Division provides precision graphics products primarily to the electronics industry. Sales for fiscal 1996 were $ 3,204,000, an increase of $656,000 over fiscal 1995, or 26 percent. As a result of the increase in sales, the Engineering Services Division had an operating profit of $869,000 in fiscal 1996 versus $608,000 in the prior year. The margins for the Company increased primarily due to increased revenue. The majority of the Company's increase in service sales in fiscal 1996 can be attributed to increased micro products sales and to the acquisition of the California precision graphics service company, which contributed $382,000 of sales. Engineering services revenues in fiscal 1995 of $2,548,000 were 17.5 percent lower than revenues of $3,089,000 in 1994, because of the change in the Company's method of recording sales from the Company's New Hampshire operations resulting from the joint venture. Engineering services represented 63 percent of total revenues in fiscal 1996, up from 61 percent in 1995 and from 60 percent in 1994.

         The Company entered into a letter of intent on May 1, 1994 with a major customer in New Hampshire pursuant to which that customer acquired a 50-percent ownership of the Company's New Hampshire operation. Management believes that the operation will benefit from closer hands-on management, which will increase sales and profitability in the long run. The Company also believes this is a sound business philosophy to expand its business into other regions. During fiscal 1995, the New Hampshire operations were recorded using the equity method. Prior to May 1, 1994, the New Hampshire operations were included in the operations of the Company. The New Hampshire operation had sales of $500,000 in fiscal 1996, $544,000 in fiscal 1995, and $449,000 in fiscal 1994.

         The Company acquired the assets of Infinite Technologies of Irvine, California from bankruptcy court on September 13, 1995. Infinite Technologies has been a leader in photoplotting technologies in the Los Angeles area for the past seven years. Management believes the addition of the Company's software technology and state of the art plotting equipment to Infinite Technologies' leadership will offer a higher level of service and unique capabilities to our new customers. The acquisition is another step in the Company's strategic plan to systematically address the world-wide industry demand for precision graphics software and services.

         System Software Division sales were $ 1,883,000 in 1996, an increase of $275,000 or 17 percent over fiscal 1995. Software had an operating profit in 1996 of $909,000 versus $752,000 in 1995. The increase in software sales was the result of the Company's newly assembled sales force.

         The Software Division continues to focus on phototooling software and services, having eliminated its mechanical software and hardware systems for this market. The Company has enhanced its software with advanced capabilities for the printed circuit market segment and has concentrated its efforts on marketing and customer development in this segment. Software sales of $1,608,000 in fiscal 1995 were down 22 percent from revenues of $2,058,000 in the prior year. In fiscal 1996, software sales were 37 percent of total revenues versus 39 percent in 1995 and 40 percent in 1994.

                          OPERATING PROFIT BY DIVISION

                             1996                       1995                          1994
                  -------------------------    ------------------------     --------------------------
                                Percent of                   Percent of                     Percent of
                      $         Operating          $         Operating          $           Operating
                  Thousands       Profit       Thousands       Profit       Thousands         Profit
Services            869             49            608             45          1,032             46

Software            909             51            752             55          1,204             54

Total Operating
Profit Before
Unallocable
Expenses          1,778            100          1,360            100          2,236            100

Selling, General
& Administrative,
and Interest
Expenses          (1654)                       (1,803)                       (1,787)

Net
Income (Loss)       144                          (384)                          587


         The Company's overall gross margin in fiscal 1996 was 42 percent, compared to 41 percent in fiscal 1995 and 47 percent in fiscal 1994. The $2,138,000 gross profit for fiscal 1996 compared to $1,710,000 for fiscal 1995 and $2,402,000 for fiscal 1994.

         The Company's total selling, general and administrative (S, G&A) expenses decreased by $224,000 in fiscal 1996 due to decreases in sales personnel, commissions and related expenses, bad debt expense, and professional fees. Total S, G&A expenses as a percentage of sales were 32 percent for fiscal 1996, down from 44 percent for fiscal 1995 and 34 percent for fiscal 1994. As revenues increased, S, G&A as a percentage of revenues have decreased due to the change in sales and marketing strategy.

         The Company's research and development costs were $338,000 in fiscal 1996, up from $269,000 in fiscal 1995, reflecting enhancement and repackaging of technology into new products. Fiscal 1995 research and development costs increased to $269,000 from $165,000 in fiscal 1994, as the new product line moved from development into production stage. In all three years, the Company's research and development expenses were between three and seven percent of sales. The Company's capitalized software development costs decreased $35,000 ($573,000 of additions net of amortization of $608,000) in fiscal 1996, increased $242,000 ($795,000 of additions net of amortization of $553,000) in fiscal 1995, and increased $17,000 ($529,000 of additions net of amortization of $512,000) in fiscal 1994.

         The Company's interest expense was $117,000 in fiscal 1996, $83,000 in fiscal 1995, and $60,000 in fiscal 1994. The increase in net interest expense during fiscal 1996 and 1995 is primarily due to an increase in overall debt.

         The Company's share of net income of the joint venture for the years ended April 30, 1996 and 1995, respectively, was $21,199 and $62,388.


                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, the Company will continue to focus on services and software for the precision graphics market place, primarily for the design and manufacture of printed circuit boards. The Company will continue to concentrate on customers to which it can provide both software and services, while also expanding its breadth of services to include more high-precision graphics and postscript plotting for the graphic and CAM industry.

         The Company will focus its software marketing and sales efforts on the CAM line, particularly the successful PAR module and its companion module, ICE, introduced in the spring of 1995. These software application modules address the Printed Wiring Board (PWB) manufacturing segment. The Company will also increase its marketing of PAR software for the PWB design segment, based on the successful reworking of this technology into a lower-cost PWB design package during the past year. The PWB design market segment is over 30 times larger than the manufacturing segment.

         The Company will also continue its efforts to increase automation and streamlining of operational support and overhead functions, while maintaining high technical quality and quick service. The automation of operational activities will be extended into such functions as accounting, management information systems and manufacturing resource planning.

         The Company's capital expenditures for equipment, automation improvements and new opportunities in fiscal 1997 are expected to be approximately $750,000. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

         LIQUIDITY. The Company's cash flow from operations was $765,000 for fiscal 1996. The largest component of cash flow from operations was depreciation and amortization of $851,000. The Company's cash flow from operations was $825,000 for fiscal 1995. The largest components of cash flow were depreciation and amortization of $761,000 and accounts payable accruals and other accrued expenses of $410,000, being partially offset by the net loss of $384,000. The Company's cash flow from operations was $1,044,000 in fiscal year 1994, consisting primarily of depreciation and amortization of $754,000 and net income of $587,000. In fiscal 1996, the Company invested cash of $597,000 in software and capital equipment. Additional capital equipment was financed through accounts payable, long-term debt and capital leases. Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for fiscal 1997. While the Company is exploring certain funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity financing, it may not be able to expand its investment into new operations, and may also have to reduce its level of software development. As of April 30, 1996, the current liabilities exceed current assets by $490,000.

         CAPITAL RESOURCES. The Company's capital expenditure for equipment and improvements, including capital leases and accounts payable, was $117,000 in fiscal 1996, a decrease of $317,000 from capital expenditures of $434,000 in fiscal 1995. The Company invested primarily in equipment and improvements essential for present operations in fiscal 1996, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt or equity financing.

         The Company's cash flow used in investing activities were $599,000, $1,128,000 and $791,000 in fiscal years 1996, 1995, and 1994, respectively. In fiscal 1996 cash used in investing activities consisted primarily of expenditures for capitalized software of $573,000. In fiscal year 1995 it consisted primarily of expenditures for capitalized software of $795,000 and capital expenditures of $333,000. In fiscal year 1994 it consisted primarily of capitalized software of $529,000 and capital expenditures of $262,000.

         The Company's cash flow used in financing activities was $166,000 in fiscal year 1996, consisting primarily of payments on long-term debt of $148,000. The cash flow provided by financing activities was $190,000 in fiscal year 1995 consisting primarily of the net effect of borrowings and payments under revolving credit agreements of $135,000. The cash flow used in financing activities was $141,000 in fiscal year 1994, consisting primarily of the net effect of borrowing and payments under revolving credit agreements of $93,000.

         OTHER ITEMS. Inflation has not had any significant impact upon the Company's results of operation.

         RECENTLY ISSUED ACCOUNTING STANDARDS. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill and for certain long-lived assets and intangibles to be disposed of. Under SFAS No. 121, entities are required to review such assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability of such assets, the entity compares the expected undiscounted future cash flows that results from the use of the asset and its disposition and recognizes an impairment loss if such cash flows are less than the carrying amount of the asset. SFAS No. 121 will be adopted by the Company in fiscal 1997. The Company has not yet determined the effect adopting SFAS No. 121 will have on its financial position and results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123, encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that follow existing standards would be required to disclose in a note to the financial statements the effect on net income (loss) had the Company recognized expense for options based on SFAS No. 123. SFAS No. 123 is effective for the Company's fiscal year ending April 30, 1997 and would require disclosure information in those financial statements about stock options granted in fiscal 1996 and thereafter. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect SFAS No. 123 will have on net income (loss) and earnings (loss) per share should it elect to make such change. Adoption of SFAS No. 123 will not have any effect on the Company's cash flows.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (a)      FINANCIAL STATEMENTS.


                          INDEX TO FINANCIAL STATEMENTS

Description                                                Page
- -----------                                                ----
Independent Auditors' Report                               F-1

Balance Sheets at April 30, 1996 and 1995                  F-2

Statements of Operations for the years ended
April 30, 1996, 1995, and 1994                             F-3

Statements of Stockholders' Equity for the years
ended April 30, 1996, 1995, and 1994                       F-4

Statements of Cash Flows for the years
ended April 30, 1996, 1995, and 1994                       F-5

Notes to Financial Statements for the years
ended April 30, 1996, 1995, and 1994                       F-6 thru F-16

         (b)      SUPPLEMENTARY DATA.

                  None




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Infinite Graphics Incorporated
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Infinite Graphics Incorporated (the Company) as of April 30, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Minneapolis, Minnesota
August 8, 1996



INFINITE GRAPHICS INCORPORATED

BALANCE SHEETS
APRIL 30, 1996 AND 1995

                                                                       1996           1995
ASSETS
CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful accounts
     of $55,140 and $135,121, respectively                         $   974,804    $   793,241
   Inventories (Note 3)                                                114,483        134,914
   Prepaid expenses                                                     13,312         12,310
   Other                                                                 5,150         21,760
                                                                   -----------    -----------
         Total current assets                                        1,107,749        962,225

PROPERTY, PLANT, AND EQUIPMENT, net (Note 4)                           597,896        753,273

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,172,848 and $4,564,514, respectively                        1,070,280      1,105,305

INVESTMENT IN JOINT VENTURE (Note 5)                                   133,587        112,388

OTHER ASSETS                                                            23,053         23,800
                                                                   -----------    -----------
                                                                   $ 2,932,565    $ 2,956,991
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit agreement (Note 6)                             $   264,607    $   258,940
   Trade accounts payable                                              341,393        384,396
   Accrued salaries, wages, vacations, and employee withholdings       277,428        206,755
   Other accrued expenses                                              347,555        402,607
   Deferred revenue                                                    174,484        239,572
   Current portion of long-term debt (Note 6)                          162,697        157,054
   Current portion of capitalized lease obligations (Note 7)            29,630         32,261
                                                                   -----------    -----------
         Total current liabilities                                   1,597,794      1,681,585

LONG-TERM DEBT, less current portion (Note 6)                          182,784        241,811

CAPITALIZED LEASE OBLIGATIONS, less current portion (Note 7)            13,380         38,553

LEASE COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
   Common stock, no par value; authorized 10,000,000 shares,
     issued and outstanding 2,350,575 shares                         4,096,947      4,096,947
   Accumulated deficit                                              (2,958,340)    (3,101,905)
                                                                   -----------    -----------
         Total stockholders' equity                                  1,138,607        995,042
                                                                   -----------    -----------
                                                                   $ 2,932,565    $ 2,956,991
                                                                   ===========    ===========

See notes to financial statements.


INFINITE GRAPHICS INCORPORATED

STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994


                                                     1996         1995           1994
REVENUES (Note 11):
   Net sales                                    $ 5,087,053   $ 4,156,320    $ 5,147,349
   Other income                                      63,175        44,317         28,182
                                                -----------   -----------    -----------
         Total revenues                           5,150,228     4,200,637      5,175,531

COSTS AND EXPENSES:
   Cost of products sold                          2,949,549     2,446,112      2,745,422
   Selling, general, and administrative           1,620,978     1,845,480      1,754,978
   Research and development costs                   337,985       268,653        165,424
   Interest                                         117,350        83,210         60,119
                                                -----------   -----------    -----------
         Total costs and expenses                 5,025,862     4,643,455      4,725,943
                                                -----------   -----------    -----------

OPERATING INCOME (LOSS)                             124,366      (442,818)       449,588

EQUITY IN INCOME OF JOINT VENTURE (Note 5)           21,199        62,388
                                                -----------    -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                           145,565      (380,430)       449,588

INCOME TAXES (Note 9)                                 2,000         4,000         12,055
                                                -----------   -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                             143,565      (384,430)       437,533

EXTRAORDINARY ITEM -
   Debt forgiveness, net of income tax effect
     of $4,000 (Note 7)                                                          149,095
                                                -----------   -----------    -----------

NET INCOME (LOSS)                               $   143,565   $  (384,430)   $   586,628
                                                ===========   ===========    ===========

NET INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE:
   Income (loss) before extraordinary item      $       .05   $      (.17)   $       .16
   Extraordinary item                                                                .05
                                                -----------   -----------    -----------
   Net income (loss)                            $       .05   $      (.17)   $       .21
                                                ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                             2,710,259     2,283,945      2,744,823
                                                ===========   ===========    ===========

See notes to financial statements.



INFINITE GRAPHICS INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                           ------------------------     ACCUMULATED
                                             SHARES        AMOUNT         DEFICIT         TOTAL
BALANCES AT APRIL 30, 1993                 2,221,686     $3,999,656     $(3,304,103)   $  695,553

    Issuances of common stock for:
      Cash                                    40,000         10,000                        10,000
      Services                                 8,889          2,500                         2,500
    Contributions to capital                                 74,791                        74,791
    Net income                                                              586,628       586,628
                                           ---------     ----------     -----------    ----------

BALANCES AT APRIL 30, 1994                 2,270,575      4,086,947      (2,717,475)    1,369,472

    Warrants exercised                        80,000         10,000                        10,000
    Net loss                                                               (384,430)     (384,430)
                                           ---------     ----------     -----------    ----------

BALANCES AT APRIL 30, 1995                 2,350,575      4,096,947      (3,101,905)      995,042

    Net income                                                              143,565       143,565
                                           ---------     ----------     -----------    ----------

BALANCES AT APRIL 30, 1996                 2,350,575     $4,096,947     $(2,958,340)   $1,138,607
                                           =========     ==========     ===========    ==========

See notes to financial statements.


INFINITE GRAPHICS INCORPORATED

STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994


                                                                      1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $   143,565    $  (384,430)   $   586,628
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
      Depreciation and amortization                                  850,723        760,637        754,479
      Equity in income of joint venture                              (21,199)       (62,388)
      Gain on disposal of fixed assets                                                                (300)
      Issuance of common stock in lieu of commissions                                                2,500
      Extraordinary gain on forgiveness of debt, net of tax                                       (149,095)
      Changes in assets and liabilities:
        Accounts receivable                                         (171,861)        65,122       (116,419)
        Inventories                                                   20,431        (16,140)          (240)
        Prepaid expenses                                              (1,002)        (6,266)        (1,630)
        Other assets                                                  17,357        (14,009)       (14,524)
        Accounts payable, accruals, and other accrued expenses        (8,000)       410,120        (49,771)
        Deferred revenue                                             (65,088)        72,799         32,630
                                                                 -----------    -----------    -----------
             Net cash provided by operating activities               764,926        825,445      1,044,258

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for capitalized software                           (573,308)      (794,626)      (529,259)
    Other capital expenditures                                       (23,562)      (332,896)      (262,314)
    Investment in joint venture                                                        (500)
    Purchase of California precision graphics service company,
      net of cash acquired                                           (26,500)
    Proceeds from the sale of property, plant, and equipment          24,594                           300
                                                                 -----------    -----------    -----------
             Net cash used in investing activities                  (598,776)    (1,128,022)      (791,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                    5,536,789      5,245,341      5,321,144
    Payments under revolving credit agreement                     (5,531,122)    (5,110,120)    (5,414,255)
    Proceeds from issuance of long-term debt                          10,338        244,545        145,023
    Payments on long-term debt                                      (148,492)      (160,042)      (213,833)
    Principal payments under capital lease obligations               (33,663)       (39,395)       (63,607)
    Proceeds from exercise of stock warrants                                         10,000
    Proceeds from issuance of common stock                                                          10,000
    Contribution to capital                                                                         74,791
                                                                 -----------    -----------    -----------
             Net cash (used in) provided by financing
                activities                                          (166,150)       190,329       (140,737)
                                                                 -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                               (112,248)       112,248

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                                               112,248
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $      --      $      --      $   112,248
                                                                 ===========    ===========    ===========

See notes to financial statements.



INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996, 1995, AND 1994


1.      FINANCIAL CONDITION AND MANAGEMENT'S PLAN TO
        OVERCOME FINANCIAL CHALLENGES

        The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in Infinite Graphics Incorporated's (the Company) balance sheet as of April 30, 1996, the Company's current liabilities exceeded its current assets by $490,045 and, during fiscal 1996, certain vendors were not paid in accordance with their credit terms.

        The Company's continuation as a going concern is dependent upon its ability to generate cash flow sufficient to meet its obligations as they become due or continue to extend payment terms of existing obligations; obtain additional debt and/or equity financing; continue to fund required software development efforts; and sustain profitability. The Company has implemented plans to increase sales, pay vendors in accordance with their credit terms, and obtain additional debt and/or equity financing in the near future. Management of the Company believes these plans will be sufficient to fund future operations. However, there can be no assurance that the Company's business will develop as anticipated by management or that additional financing will be available. If management's plans are not achieved, it may not be able to expand operations and may also have to reduce its level of software development.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DESCRIPTION OF BUSINESS - The Company designs, assembles, integrates, and markets computer-aided design/computer-aided manufacturing (CAD/CAM) systems and software. The Company produces computer-generated precision graphics on a custom basis primarily for the electronics industry and designs printed circuit boards and produces precision glass products.

        REVENUE RECOGNITION - Revenue on sales of CAD/CAM systems and precision graphics is recognized when the products are shipped to the customer. If the Company is subject to insignificant obligations on sales of CAD/CAM systems, the costs of performing these insignificant obligations are accrued at the time revenue on the sale of CAD/CAM systems is recognized. Maintenance contract revenues are deferred and recognized as income over the contract period.

        INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

        PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of five to twenty-five years for buildings and improvements, five years for leasehold improvements, and three to ten years for equipment.

        CAPITALIZED SOFTWARE COSTS - The Company capitalizes certain costs incurred in developing and enhancing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and amortizes such costs over the remaining economic life of the related products, which is estimated to be three years for its internally developed products ($1,040,616 and $1,009,486, net of accumulated amortization at April 30, 1996 and 1995, respectively). Certain acquired software technology ($29,664 and $95,819, net of accumulated amortization at April 30, 1996 and 1995, respectively) is being amortized over its estimated remaining useful life of three to five years. The Company regularly evaluates the ability to realize capitalized software costs from product sales and charges any unrecoverable costs to operations when determinable. Amortization of capitalized software charged to cost of goods sold amounted to $608,334, $556,618, and $512,149 for the years ended April 30, 1996, 1995, and 1994, respectively.

        INVESTMENT IN JOINT VENTURE - The Company's investment in a joint venture is accounted for using the equity method.

        INCOME TAXES - Income taxes are deferred for all temporary differences between the financial statement and tax basis of assets and liabilities. Deferred taxes are recorded using the enacted tax rates scheduled by tax law to be in effect when the temporary differences are expected to be settled or realized. Deferred tax assets are reduced by a valuation allowance to the extent that the assets may not be realizable.

        NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based upon the weighted average common and common equivalent shares outstanding. For the year ended April 30, 1995, common stock equivalents (stock options and warrants) are not included since their effect was antidilutive. For the years ended April 30, 1996 and 1994, common stock equivalents (stock options and warrants) increased the weighted average common and common equivalent shares outstanding by 359,684 and 407,569 shares, respectively.

        STATEMENTS OF CASH FLOWS - Supplemental disclosures of cash flow information for the years ended April 30 are as follows:

                                             1996         1995         1994

        Cash paid for interest           $ 120,518     $ 91,427     $ 92,402
        Cash paid for taxes                  4,745       14,823        3,668

        Noncash investing and financing activities are as follows:

        The Company acquired the assets of a California precision graphics service company from bankruptcy court on September 13, 1995. The fair value of the assets acquired was $103,500. The Company paid $27,500 in cash and financed the remaining $76,000 with a note payable. Interest on the note is at the prime rate plus 2%. The note requires monthly principal and interest payments of $3,533 until September 1, 1997, at which time the entire remaining balance is due. This note is secured by the assets acquired.

        The assets acquired and consideration paid are as follows:

        Cash                                   $   1,000
        Accounts receivable                        9,702
        Equipment                                 92,798
                                               ---------
          Total assets                           103,500
        Note issued                               76,000
                                               ---------
          Cash paid                            $  27,500
                                               =========

        The acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of the California precision graphics company beginning September 13, 1995.

        In connection with the formation of a joint venture in fiscal 1995, the following items were contributed by the Company for a 50% equity interest in the joint venture:

        Assets contributed:
         Cash                                          $     500
         Accounts receivable                              71,855
         Inventories                                      14,531
         Property and equipment                           19,831
         Other                                            16,400
                                                       ---------
                                                         123,117
        Liabilities assumed by joint venture:
         Accounts payable                                  5,593
         Accrued liabilities and compensation             37,428
         Payable to the Company                           30,096
                                                       ---------
                                                          73,117
                                                       ---------
        Investment in joint venture                    $  50,000
                                                       =========

        In fiscal 1994, 8,889 shares of common stock (market value of $2,500) were issued in lieu of payment of sales commissions payable to an employee of the Company.

        Accounts payable includes invoices for equipment purchases of $33,305 and $52,687 at April 30, 1996 and 1995, respectively. In fiscal 1996, the Company entered into an equipment loan to purchase $14,052 of equipment. Capital lease obligations of $5,859, $48,773, and $38,163 were incurred when the Company entered into leases for new equipment in fiscal 1996, 1995, and 1994, respectively.

        SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Company's business activity is conducted with customers located within the United States. Accounts receivable transactions are generally unsecured. A provision for estimated doubtful accounts is provided for accounts receivable. There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular service or geographic area that could severely impact the Company in the near future.

        USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
        Actual results could differ from those estimates.

        RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill and for certain long-lived assets and intangibles to be disposed of. Under SFAS No. 121, entities are required to review such assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability of such assets, the entity compares the expected future cash flows that result from the use of the asset and its disposition and recognizes an impairment loss if such cash flows are less than the carrying amount of the asset. SFAS No. 121 will be adopted by the Company in fiscal 1997. The Company has not yet determined the effect adopting SFAS No. 121 will have on its financial position and results of operations.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that follow existing standards would be required to disclose in a note to the financial statements the effect on net income (loss) and net income (loss) per share had the Company recognized expense for options based on SFAS No.
        123. SFAS No. 123 is effective for the Company's fiscal year ending April 30, 1997 and would require disclosure information in those financial statements about stock options granted in fiscal 1996. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect SFAS No. 123 will have on net income (loss) and net income (loss) per share should it elect to make such change. Adoption of SFAS No. 123 will not have any effect on the Company's cash flows.

3.      INVENTORIES

                                                            April 30
                                                    -----------------------
                                                       1996          1995

        Raw materials                               $ 106,799     $ 130,152
        Work-in-process and finished goods              7,684         4,762
                                                    ---------     ---------
                                                    $ 114,483     $ 134,914
                                                    =========     =========

4.      PROPERTY, PLANT, AND EQUIPMENT

                                                                           April 30
                                                                -----------------------------
                                                                      1996            1995
        Land                                                    $      20,000    $     20,000
        Buildings and improvements                                    415,124         415,124
        Leasehold improvements                                        248,664         248,664
        Machinery and equipment                                     3,337,058       3,266,176
        Vehicles                                                       30,628          16,576
        Furniture and fixtures                                        165,394         164,532
                                                                -------------    ------------
                                                                    4,216,868       4,131,072
        Less accumulated depreciation and amortization              3,618,972       3,377,799
                                                                -------------    ------------
                                                                $     597,896    $    753,273
                                                                =============    ============

        The above amounts include equipment under capital leases with a cost of $122,566 and $122,962 and accumulated amortization of $81,879 and $47,967 at April 30, 1996 and 1995, respectively.

5.      INVESTMENT IN JOINT VENTURE

        Effective May 1, 1994, the Company entered into a verbal agreement to form a joint venture in which, upon contribution of substantially all of the net assets of the Company's New Hampshire facility (approximately $50,000), the Company would own 50% of the equity of the new corporation. The assets were transferred at their historical carrying values.

        Summarized financial information from the unaudited financial statements of the joint venture, accounted for by the equity method, are as follows:

                                                          April 30
                                                 ------------------------
                                                    1996           1995

        Current assets                           $  92,557      $ 117,005
        Noncurrent assets                          246,931        160,661
        Current liabilities                         72,314         52,890
        Stockholders' equity                       267,174        224,776

        The Company's share of the corporate joint venture's equity is $133,587 and $112,388 at April 30, 1996 and 1995, respectively.

                                                   Years Ended April 30
                                                 ------------------------
                                                    1996           1995

        Net sales                                $ 500,486      $ 544,011
        Costs and expenses                         458,088        419,235
        Net income                                  42,398        124,776

        The Company's share of net income of the joint venture for the years ended April 30, 1996 and 1995, respectively, was $21,199 and $62,388.

        During fiscal 1996, the Company provided software and services to a customer of the joint venture with an approximate value of $125,000 for which the amount of the reimbursement to the Company has not yet been negotiated or reflected in unaudited financial statements of the joint venture.

6.      REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

                                                           April 30
                                                  --------------------------
                                                     1996             1995

        Revolving credit agreements               $ 264,607        $ 258,940
                                                  =========        =========

        Notes payable:
          Promissory notes                        $ 235,488        $ 228,000
          Term loan                                  50,435           85,718
          Equipment loans                            59,558           85,147
                                                  ---------        ---------
                                                    345,481          398,865
        Less current maturities                     162,697          157,054
                                                  ---------        ---------
                                                  $ 182,784        $ 241,811
                                                  =========        =========

        The $264,607 and $258,940 payable under the revolving credit agreements (the Agreements) at April 30, 1996 and 1995, respectively, is due on demand. The amount available under the Agreements is at the lender's discretion and is limited to 80% of engineering service receivables and 50% of software receivables. The required payments under the Agreements are the Company's daily cash receipts. The Agreements continue in effect until terminated by either party with at least 30 days prior written notice. Substantially all assets of the Company are pledged as collateral under the Agreements. The weighted average interest rate was 20.0% and 23.6% for the years ended April 30, 1996 and 1995, respectively. Effective May 1, 1994, the terms of the Agreements were modified to include a reduction in the monthly minimum interest charge from $2,500 to $2,000, a waiving of the $500 monthly examination fee, and an increase in the advance rate of software receivables from 20% to 50%. Effective January 20, 1995, the terms of the Agreements were also modified to include a reduction in the interest rate from prime plus 10% to prime plus 6% (14.25% at April 30, 1996), with an additional promissory note, obtained for $240,000 at an interest rate of 14%, to be paid back in installments of $4,000 per month plus interest, with a final payment of $100,000 due on January 20, 1998. Effective May 16, 1996, the terms of the Agreements were also modified to change the advance rate of engineering service and software receivables to 70%.

        During fiscal 1996, in connection with the Company's purchase of assets of a California precision graphics service company from bankruptcy court, the Company entered into a promissory note for $76,000 which bears interest at prime plus 2% (10.25% at April 30, 1996 and is payable in twenty-four equal monthly payments). The note is secured by the assets acquired. The balance outstanding at April 30, 1996 was $55,488, of which $38,286 is classified as a current liability.

        The term loan bears interest at 8%, is payable in monthly installments of $2,500, and is collateralized by a security interest in the Company's equipment and proceeds and products of such equipment. At April 30, 1996 and 1995, the amount payable under this note is $47,500 of principal plus $2,935 of future interest and $77,500 of principal plus $8,218 of future interest, of which $32,935 and $35,283, respectively, is classified as a current liability.

        During fiscal 1996 and 1994, the Company entered into various equipment loans, each of which is collateralized by the equipment purchased. Principal borrowings on these loans as of April 30, 1996 and 1995 total $59,558 and $85,147, respectively, at interest rates of 6.9% to 13%. One of these loans, with a balance of $24,994 at April 30, 1996, is due on demand, with the remaining loans due beginning in fiscal 1997.

        These agreements contain certain covenants, and the Company is restricted from declaring or paying dividends or applying any funds, properties, or assets to the purchase, redemption, or other retirement of any shares of capital stock.

        Principal maturities on the notes outstanding at April 30, 1996 are payable as follows:

        Years ending April 30:
          1997                                                 $ 162,697
          1998                                                   175,389
          1999                                                     7,395
                                                               ---------
                                                               $ 345,481
                                                               =========

        The carrying amounts of notes payable and long-term debt approximate fair market value at April 30, 1996. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

7.      LEASE COMMITMENTS

        The Company leases certain of its facilities and equipment under operating leases (see Note 10). Rent expense incurred on these leases was approximately $167,000, $174,000, and $259,000 for the years ended April 30, 1996, 1995, and 1994, respectively.

        Future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at April 30, 1996 are as follows:

                                                        CAPITAL    OPERATING

        Years ending April 30:
          1997                                         $ 34,007    $ 100,860
          1998                                           13,615       44,395
          1999                                              345        8,706
                                                       --------    ---------
        Total minimum lease payments                     47,967    $ 153,961
                                                                   =========
        Less amounts representing interest                4,957
                                                       --------
        Present value of net minimum obligations         43,010
        Less current portion                             29,630
                                                       --------
        Long-term obligations at April 30, 1996        $ 13,380
                                                       ========

        On April 7, 1992, the Company reached a settlement with a lessor of certain equipment on which the Company had a dispute over functionality and support and, therefore, ceased making payment of its capital lease obligation. The settlement modified the terms of the capital lease to effectively cure the defaults and provided that the Company pay an agreed-upon amount. Due to lack of sufficient technological upgrades on this equipment, the Company wrote off the equipment's net book value of $96,000 at April 30, 1992. The final payment of $11,167 was paid by the Company in June 1993, and the remaining obligation was forgiven, which resulted in an extraordinary gain from debt forgiveness of $149,095, net of income tax effect of $4,000, during the year ended April 30, 1994.

8.      STOCKHOLDERS' EQUITY

        The Company has an Incentive Stock Option Plan for key employees and directors. The Company has reserved 450,000 shares of common stock for the plan. The option exercise price is to be not less than the fair market value of the stock at the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. Activity under the Incentive Stock Option Plan is as follows:

                                                                                  SHARES
                                                                  EXERCISE      AVAILABLE
                                                      SHARES       PRICE        FOR GRANT
        Balances at April 30, 1993                    215,000    $0.19-1.25      235,000

          Granted                                     180,000                   (180,000)
          Canceled                                    (70,000)                    70,000
          Expired                                     (55,000)                    55,000
                                                    ---------                  ---------

        Balances at April 30, 1994                    270,000     0.19-0.31      180,000

          Expired                                     (80,000)                    80,000
                                                    ---------                  ---------

        Balances at April 30, 1995 and 1996           190,000     0.19-0.31      260,000
                                                    =========                  =========

        The incentive options granted are exercisable as follows: 20% after the first year, 40% after the second year, 60% after the third year, 80% after the fourth year, and 100% after the fifth year. At April 30, 1996, options to purchase 172,000 shares of common stock were exercisable at a weighted average exercise price of $0.26 per share.

        In addition, the Company has reserved 165,000 shares of common stock for issuance under a nonqualified plan. During fiscal 1994, options to purchase 50,000 shares at $0.28 per share and expiring September 1998 were granted to a director of the Company. At April 30, 1996, 100% of these options are exercisable. During fiscal 1996, options to purchase 50,000 shares at $0.69 per share and expiring December 2000 were granted to a director of the Company. At April 30, 1996, 20% of these options are currently exercisable, with the remaining 80% exercisable in 20% increments on the anniversary dates of the grant.

        In November 1992, warrants to purchase 350,000 shares of common stock at an exercise price of $0.125 per share were issued as part of a debt restructuring. During fiscal 1995, warrants to purchase 80,000 shares of common stock were exercised. The remaining warrants are currently exercisable and expire November 17, 1997.

        In fiscal 1994, an officer of the Company purchased and sold stock of the Company. The profit of $74,791 earned on this transaction was paid to the Company and was recorded as a contribution to capital.

9.      INCOME TAXES

        Income tax expense for the year ended April 30, 1996 has been partially offset by a reduction in the valuation allowances for deferred taxes. Income tax expense for the year ended April 30, 1996 relates to minimum taxes due to various states the Company operates in. The income tax benefit for fiscal 1995 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss carryforward was uncertain. Income tax expense for the year ended April 30, 1994, which has been reduced as the result of the utilization of income tax net operating loss carryforwards which were previously offset by a valuation allowance, was allocated $12,055 to income from continuing operations and $4,000 to the extraordinary item - debt forgiveness.

        For the years ended April 30, the provisions for income taxes differ from the expected income tax based on income (loss) before extraordinary item at the federal statutory tax rate as follows:

                                                        1996        1995          1994
        Federal tax at statutory rate               $  51,000   $ (133,000)   $  157,356
        State taxes, net of federal benefit             2,000        2,000         6,923
        Change in estimated future tax rates                        86,000
        Change in valuation allowances                (91,000)      57,000      (157,356)
        State net operating loss carryforward                      (10,000)
        Alternative minimum taxes                                                  3,146
        Other                                          40,000        2,000         1,986
                                                    ---------   ----------    ----------
                                                    $   2,000   $    4,000    $   12,055
                                                    =========   ==========    ==========

        Deferred tax assets and liabilities represent the tax impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

        Deferred taxes as of April 30 consist of the following:

                                                                          1996           1995
        Current deferred tax assets:
          Allowance for doubtful accounts and other accruals         $    86,000   $    128,000
          Less valuation allowance                                       (86,000)      (128,000)
                                                                     -----------   ------------
          Net current deferred tax assets                            $         -   $          -
                                                                     ===========   ============

        Long-term deferred tax (liabilities) assets:
          Software development costs                                 $  (395,000)  $   (383,000)
          Excess of tax over book depreciation                          (494,000)      (322,000)
          Tax net operating loss carryforward                          1,481,000      1,346,000
          General business credit                                        359,000        359,000
          Less valuation allowance                                      (951,000)    (1,000,000)
                                                                     -----------   ------------
          Net long-term deferred tax assets (liabilities)            $         -   $          -
                                                                     ===========   ============

        The Company has recorded valuation allowances to reduce the recorded net deferred tax assets to zero after considering evidence regarding future realization of the deferred amounts.

        The Company has income tax net operating loss carryforwards of approximately $3,900,000 for federal and $2,100,000 for state as of April 30, 1996. If not used, these carryforwards will begin to expire in 2000 for federal and 2003 for state. The Company also has federal general business credits of approximately $359,000 which will begin to expire in 2003.

10.     RELATED-PARTY TRANSACTIONS

        The Company leases one of its facilities from a partnership which is 50% owned by the chairman of the board of the Company. Monthly rentals under this lease are $2,750. The lease contains a renewal option for an additional five-year period. Rent expense incurred on this lease was $33,000 for years ended April 30, 1996, 1995, and 1994, respectively.

        The Company leases production equipment from a partnership of which the chairman of the board is a partner. Rent expense incurred on this lease was $38,340 for the years ended April 30, 1996, 1995, and 1994.

        At April 30, 1996 and 1995, respectively, other accrued expenses include $173,378 and $100,244 due to the joint venture in which the Company has an equity interest of 50%.

11.     SEGMENT INFORMATION

        The Company has two business segments: designing and producing precision graphics products (Engineering Services Division) and designing, assembling, and marketing CAD/CAM systems (Systems Software Division).

        Summarized financial information by business segment as of and for the years ended April 30 is as follows:

                                               1996          1995           1994
Revenues:
  Engineering services                       $ 3,204,247       $ 2,548,288       $ 3,088,929
  Systems software                             1,882,806         1,608,032         2,058,420
  Other income                                    63,175            44,317            28,182
                                             -----------       -----------       -----------
                                             $ 5,150,228       $ 4,200,637       $ 5,175,531
                                             ===========       ===========       ===========

Operating income (loss):
  Engineering services                       $   869,205       $   608,045       $ 1,032,372
  Systems software                               909,124           752,484         1,204,131
  General corporate expenses (including
     unallocable selling expenses)            (1,536,616)       (1,724,004)       (1,727,189)
  Interest expense                              (117,347)          (79,343)          (59,726)
                                             -----------       -----------       -----------
                                             $   124,366       $  (442,818)      $   449,588
                                             ===========       ===========       ===========

Identifiable assets:
  Engineering services                       $ 1,185,282       $ 1,178,913       $   911,804
  Systems software                             1,482,418         1,575,338         1,398,875
  General corporate                              264,865           202,740           329,151
                                             -----------       -----------       -----------
                                             $ 2,932,565       $ 2,956,991       $ 2,639,830
                                             ===========       ===========       ===========
Capital expenditures:
  Engineering services                       $   100,014       $   347,953       $   185,981
  Systems software                                13,339            53,231            52,561
  General corporate                                3,536            33,172            61,935
                                             -----------       -----------       -----------
                                             $   116,889       $   434,356       $   300,477
                                             ===========       ===========       ===========

Depreciation and amortization:
  Engineering services                       $   150,642       $    55,356       $   107,498
  Systems software                               664,956           647,118           554,944
  General corporate                               35,125            58,163            92,037
                                             -----------       -----------       -----------
                                             $   850,723       $   760,637       $   754,479
                                             ===========       ===========       ===========

12.     DEFERRED SAVINGS AND BONUS PLANS

        The Company has a defined contribution savings plan for employees who have completed 1 year of service (amended effective April 30, 1993 to 30 days of service) and attained the age of 21 and a discretionary cash bonus plan. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. During the year ended April 30, 1994, the Company accrued a discretionary contribution of approximately $22,000, while no such discretionary contributions were made during fiscal 1996 or 1995. The Company accrued approximately $50,000, $0, and $76,000 for the years ended April 30, 1996, 1995, and 1994, respectively, relating to the discretionary cash bonus plan.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) THE DIRECTORS OF THE COMPANY. The Bylaws of the Company provide that the Board of Directors shall consist of one or more members. Currently, the Board of Directors of the Company consists of three persons, each of whose term expires at the 1996 annual meeting.

         The Bylaws of the Company provide that the number of members of the Board of Directors to be elected at any meeting of the shareholders shall be determined from time to time by the Board of Directors. If the Board of Directors does not expressly fix the number of directors to be so elected, then the number of directors shall be the number of directors elected at the preceding regular meeting of the shareholders. The Board of Directors has fixed the number of directors to be elected at the 1996 annual meeting at three directors, but has not named nominees for the vacancies that will occur. The current directors of the Company are:


                                          Current Position             Principal Occupations        Director
Name of Director             Age          With the Company             During Past 5 Years          Since
- ----------------             ---          ----------------             -------------------          -----

Clifford F. Stritch, Jr.     49           Chairman of the              Chairman of the Board,       Aug
                                          Board, CEO                   CEO of the Company.          1970

Edwin F. Snyder              53           Director                     Since March 1995, Vice-      Sept
Director                                                               President of Sales and       1990
                                                                       Marketing with Johnstech
                                                                       International.  From Feb-
                                                                       ruary 1992 through March
                                                                       1995, Vice-President of
                                                                       Marketing with Visu-Com
                                                                       of Baltimore, MD.  Vice-
                                                                       President of the Company
                                                                       from 1990 through
                                                                       February, 1992.

James D. Bonneville          56           Director                     Since July 1993, President   August
                                                                       and COO of Connect, a        1995
                                                                       Norstan Company. January
                                                                       1992 through April 1993,
                                                                       CEO and President with
                                                                       United Recycling Inc.  May
                                                                       1991 through December 1991,
                                                                       independent consultant


         (b) THE EXECUTIVE OFFICERS OF THE COMPANY. Each of the Executive Officers is elected annually by the Board of Directors and holds the office at the will of the Board of Directors. The current executive officers of the Company are:

                                                                                    Principal Occupations
Name                                Age Position with the Company                   During Past 5 Years
- ----                                -----------------------------                   -------------------

Clifford F. Stritch, Jr.            49         Chairman of the Board,               Chairman of the Board since
                                               Chief Executive Officer,             1982, Chief Executive
                                               Director, Chief Financial            Officer since 1984,
                                               Officer                              Director since 1970,
                                                                                    Chief Financial Officer
                                                                                    since November 1995.


David R. Roesler                    34         Vice-President/Engineering           From September 1989
                                                                                    to July 1995 Director
                                                                                    of Engineering of IGI.
                                                                                    Since July 1993 Vice-President
                                                                                    of Engineering.


         (c) COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors, officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Security and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.



ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth certain information regarding compensation paid to or accrued for the chief executive officer during the fiscal years indicated. No other executive officer had compensation in excess of $100,000 during any of the fiscal years for which information is provided.


                           SUMMARY COMPENSATION TABLE

Name and                                                                         Other
Principal                                                                        Annual
Position                       Year         Salary             Bonus             Compensation
- --------                       ----         ------             -----             ------------
Clifford F. Stritch, Jr.       1996         $130,000              0                 $4,546 (1)
CEO

                               1995         $130,000              0                 $4,765 (1)

                               1994         $130,000          $30,000               $3,547 (1)


1  Includes insurance and car allowance


                       OPTIONS GRANTED DURING FISCAL 1996

         No options were granted to Mr. Stritch during the Company's 1996 fiscal year.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                           AND FY-END OPTION/SAR VALUE

        The following table provides information related to options exercised by Mr. Stritch during fiscal 1996 and the number and value of options held by him at fiscal year-end. The Company does not have any outstanding stock appreciation rights.



                                                                                    Value of
                                                                  Number of         Unexercised
                                                                  Unexercised       in-the-Money
                                                                  Options/SARs      at Options/SARs at
                               Shares                             Fiscal Year-end   Fiscal Year-end
                               Acquired on       Value            Exercisable /     Exercisable/
Name                           Exercise (#)      Realized ($)     Unexercisable (#) Unexercisable ($)1
- -------------------------      ------------      ------------     ----------------- ------------------

Clifford F. Stritch, Jr.             0                0           100,000 / 0         $19,000/ 0


1 Options are "in-the-money" if the fair market value of the underlying shares at fiscal year-end is greater than the exercise price. The amount set forth represents the difference between the fair market value of the Company's Common Stock on April 30, 1996 ($0.50), and the option price multiplied by the number of shares subject to the option.

         DIRECTOR COMPENSATION. Each non-employee director of the Company receives $2,500 per quarter. On September 29, 1993, Edwin F. Snyder, a non-employee director of the Company, was granted an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.28125 per share. This option was granted at an exercise price equal to the fair market value on the date of the grant. The option is immediately exercisable for up to fifty percent of the shares subject to the option and becomes exercisable for up to 75 percent and up to 100 percent of the shares on the first and second anniversary of the grant, respectively, provided that Mr. Snyder is still serving as a director on such anniversary dates. The option expires five years and ninety days from the date of grant.

         On September 27, 1995, James D. Bonneville, a non-employee director of the Company, was granted an option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.6875 per share. This option was granted at an exercise price equal to the fair market value on the date of the grant. The option is immediately exercisable for up to twenty percent of the shares subject to the option and becomes exercisable for up to 40 percent, 60 percent, 80 percent, and 100 percent of the shares on the first, second, third and fourth anniversary of the grant, provided that Mr. Bonneville is still serving as a director on such anniversary dates. The option expires five years and ninety days from the date of grant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of the Company's knowledge, the only beneficial owners of more than 5% of the Company's outstanding Common Stock, as of June 30, 1996, are listed below. Except as indicated below, the Company believes that each of such persons has the sole (or jointly with spouse) voting and investment powers with respect to such shares.

                                                 Shares            Percent
         Name of                                 Beneficially      of
         Beneficial Owner                        Owned             Class
         ----------------                        -----             -----
         Clifford F. Stritch, Jr. (1) (2)        1,116,050         45.5 %
         4611 East Lake Street
         Minneapolis, Minnesota  55406

         Robert Fink (3)                           350,000         13.4 %
         1850 Arvin Drive
         Mendota Heights, Minnesota  55118


(1) Includes 100,000 shares of Common Stock that Mr. Stritch has the right to acquire by the exercise of currently exercisable options held by Mr. Stritch under the Company's Stock Option Plan.

(2) An irrevocable trust of which Mr. Stritch's daughter, Kendra L. Stritch, is the beneficiary is the owner of 27,800 common shares of the Company. The common shares held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in those shares. An irrevocable trust of which Mr. Stritch's son, Carter Francis Stritch, is the beneficiary is the owner of 21,500 common shares of the Company. The common shares held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in these shares. Mr. Stritch is not a trustee of either trust.

(3) Includes 270,000 shares of common stock that Mr. Fink has the right to acquire by the exercise of currently exercisable warrants.


         (b) SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each director and nominee for director of the Company and by all corporate or executive officers and directors of the Company as a group, as of June 30, 1996. Except as indicated below, the Company believes that each of such persons has the sole (or jointly with spouse) voting and investment powers with respect to such shares.

                                                       Shares           Percent
         Name of Director                              Beneficially     of
         or Identity of Group                          Owned            Class
         --------------------                          -----            -----
         Clifford F. Stritch, Jr. (1) (2)               1,116,050        45.5 %

         Edwin F. Snyder (3)                               67,889         2.8 %

         James D. Bonneville (4)                           10,000         *

         Directors and Executive Officers
           as a Group (4 persons) (1) (2) (3) (4) (5)   1,225,939        48.2 %

*        Less than one percent.

(1)      See note (1) to the preceding table.

(2)      See note (2) to the preceding table.

(3) Includes 50,000 shares of common stock that Mr. Snyder has the right to acquire by exercise of stock options that are currently exercisable.

(4) Includes 10,000 shares of common stock that Mr. Bonneville has the right to acquire by exercise of stock options that are currently exercisable.

(5) Includes 32,000 shares of common stock that Mr. Roesler has the right to acquire by exercise of stock options that are currently exercisable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 1996, the Company leased the properties at 4621 East Lake Street from Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Shultz. The lease for 4621 East Lake Street is dated October 31, 1983, and had an original term of five years. In 1988, the Company exercised its option to renew this lease for an additional five year term. The lease was subsequently amended to extend for one year terms expiring April 30, 1995, April 30, 1996, and April 30, 1997. Under the terms of this lease, the Company pays monthly rent of $2,750. The Company intends to negotiate a new lease on the building.

         During fiscal 1996, the Company leased certain production equipment from Precision Imaging partnership in which Clifford F. Stritch Jr. is a partner. At April 30, 1996, Mr. Stritch held a 67 percent interest in the partnership. The Company was unable to finance the equipment directly; therefore leased the equipment through Precision Imaging. Under the terms of the lease, the Company pays monthly rent of $3,195.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS.

         (1) The Financial Statements of the Company, including the Report of the Independent Auditors, are set forth at Item 8 of this Form l0-K.

(3) The following Exhibits required by Item 601 of Regulation S-K are filed with this report or incorporated by reference as indicated herein.

3.1      Articles of Incorporation of Infinite Graphics Incorporated, filed as
         Exhibit 3.1 to the Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.

3.2 Bylaws of Infinite Graphics Incorporated, filed as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.

4 Form of Certificate for Common Stock of Infinite Graphics Incorporated, filed as Exhibit 4 to the Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.

10.1     Incentive Stock Option Plan of Infinite Graphics Incorporated, filed as
         Exhibit 10.1 to the Annual Report on Form 10-K for the year ended April 30, 1993, and incorporated herein by reference.*

10.2 Lease between the Company and Infinite Properties, dated October 31, 1983, for property at 4621 East Lake Street, Minneapolis, Minnesota, filed as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.

10.3 License agreement between the Company and Calos, Inc., dated December 21, 1984, filed as Exhibit 10.5 to the Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.

10.4 Lease between the Company and Harold J. Brooks, dated November 15, 1989, for the property at 8 Industrial Way, Salem, New Hampshire, filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended April 30, 1990, and incorporated herein by reference.

10.5 Amendment to Revolving Credit and Term Loan Agreement between the Company and National City Bank of Minneapolis, dated as of August 31, 1990, filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference.

10.6 Amended and Restated Security Agreement between the Company and National City Bank of Minneapolis, dated as of August 31, 1990, filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference.

10.7 Amendment and Restatement of Promissory Note, dated August 31, 1990 (Revolving Loan), filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference.

10.8 Amendment and Restatement of Promissory Note, dated August 31, 1990 (Term Loan), filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference.

10.9 Lease between Company and Anchor Paper, dated December 20, 1990, for 3,000 square feet of space in the Plymouth building filed as Exhibit
         10.21 to the Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference.

10.10 Settlement agreement between CIT and Company dated April 7, 1992, filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended April 30, 1992, and incorporated herein by reference.

10.11 National City Bank financing agreements dated November 17, 1992, filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended April 30, 1993, and incorporated herein by reference.

10.12    Robert J. Fink financing agreements dated November 17, 1992, filed as
         Exhibit 10.26 to the Annual Report on Form 10-K for the year ended April 30, 1993, and incorporated herein by reference.

10.13 Republic Acceptance Corporation financing agreements dated November 17, 1992, filed as Exhibit 10.27 to the Annual Report on Form 10-K for the year ended April 30, 1993, and incorporated herein by reference.

10.14 Amended lease between the Company and Infinite Properties dated November 30, 1993, filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended April 30, 1994, anincorporated herein by reference.

10.15 Amended lease between the Company and Anchor Paper Company dated January 1, 1994, filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

10.16 Extended lease between the Company and Harold J. Brooks dated January 31, 1995, filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.

10.17 Republic Acceptance Corporation first mortgage dated January 20, 1995, filed as Exhibit 10.31 to the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.

10.32 Amended lease between the Company and Anchor Paper Company dated January 1, 1996, filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended April 30, 1996.**

10.33 Lease between the Company and Superior Investment Company dated September 1, 1995, filed as Exhibit 10.33 to the Annual Report on form 10-K for the year ended April 30, 1996.***

11 Computation of per share income (loss) can be determined from the material contained in the financial data schedule.

27       Financial data schedule.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.



* Indicates management contracts or compensatory plan or arrangement required to be filed is an exhibit to form.

**       Filed herewith.

***      Previously submitted to the SEC via form SE on August 12, 1996.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1996             By:   /s/   Clifford   F.   Stritch Jr.
                                      --------------------------------
                                        Clifford F. Stritch, Jr.
                                        Chairman of the Board
                                        Chief Executive Officer
                                        Chief Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  August 13, 1996             By:  /s/ Clifford F. Stritch Jr.
                                      -----------------------------
                                        Clifford F. Stritch, Jr.
                                        Chairman of the Board

Date:  August 13, 1996             By:  /s/ Edwin F Snyder
                                      --------------------
                                        Edwin F. Snyder
                                        Director

Date:  August 13, 1996             By:  /s/ James D. Bonneville
                                      -------------------------
                                        James D. Bonneville
                                        Director


                                INDEX TO EXHIBITS

         Amended lease between the Company and Anchor Paper Company dated January 1, 1996

         Amended lease between the Company and Superior Investment Company dated September 1, 1995

         Financial data schedule