Form 10-K/A
period 1996-04-30
INFINITE GRAPHICS INC
filed 1996-09-09
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                         FORM 10-K AMENDMENT NUMBER ONE


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

Yes __X__       No _____



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: September 9, 1996                 By:  /s/ Clifford F. Stritch, Jr.
                                             ---------------------------------
                                             Clifford F. Stritch, Jr.
                                             Chairman of the Board
                                             Chief Executive Officer
                                             Chief Financial Officer




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

**       Filed herewith.

*** Previously submitted to the SEC via form SE on August 12, 1996, and filed via EDGAR on September 9, 1996.