Form 10-Q
period 1996-07-31
INFINITE GRAPHICS INC
filed 1996-09-13
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 1996

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

                2,350,575 common shares as of September 13, 1996

                            Total number of pages: 8

                            Exhibit index on page: 8



PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

INFINITE GRAPHICS INCORPORATED
BALANCE SHEETS (UNAUDITED)

                                                                                    JULY 31, 1996     APRIL 30, 1996
                                                         ASSETS                 ---------------------------------------

CURRENT ASSETS:
  Accounts receivable, less allowance for doubtful accounts
    of $63,682 and $55,140, respectively                                                 $843,236           $974,804
  Inventories                                                                            $115,892           $114,483
  Prepaid expenses                                                                        $60,618            $13,312
  Other current assets                                                                         $0             $5,150
                                                                                ---------------------------------------
       Total current assets                                                            $1,019,746         $1,107,749

PROPERTY, PLANT, AND EQUIPMENT, net                                                      $533,537           $597,896

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,332,228 and $5,172,848, respectively                                          $1,057,872         $1,070,280

INVESTMENT IN JOINT VENTURE                                                              $130,681           $133,587

OTHER ASSETS                                                                              $23,053            $23,053
                                                                                ---------------------------------------
                                                                                       $2,764,889         $2,932,565
                                                                                =======================================
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit agreement                                                             $283,107           $264,607
  Trade accounts payable                                                                 $268,096           $341,393
  Accrued salaries, wages, vacations and employee withholdings                           $240,425           $277,428
  Other accrued expenses                                                                 $340,125           $347,555
  Deferred revenue                                                                       $142,329           $174,484
  Current portion of long-term debt                                                      $150,790           $162,697
  Current portion of capitalized lease obligations                                        $26,571            $29,630
                                                                                ---------------------------------------
       Total current liabilities                                                       $1,451,443         $1,597,794

LONG-TERM DEBT, less current portion                                                     $150,771           $182,784

CAPITALIZED LEASE OBLIGATIONS, less current portion                                        $8,055            $13,380

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized
    10,000,000 shares, issued and outstanding 2,350,575                                $4,096,947         $4,096,947
  Accumulated deficit                                                                 ($2,942,327)       ($2,958,340)
                                                                                ---------------------------------------
  Total stockholders' equity                                                           $1,154,620         $1,138,607
                                                                                ---------------------------------------
                                                                                       $2,764,889         $2,932,565
                                                                                =======================================
See notes to financial statements.





INFINITE GRAPHICS INCORPORATED
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         THREE MONTH PERIOD
                                                                                           ENDED JULY 31,
                                                                                      1996               1995
                                                                                ---------------------------------------
REVENUES:
  Net sales                                                                            $1,258,547         $1,229,917
  Other income                                                                            $40,000            $10,000
                                                                                ---------------------------------------
     Total revenues                                                                    $1,298,547         $1,239,917

COSTS AND EXPENSES:
  Cost of products sold                                                                  $797,732           $619,638
  Selling, general and administrative                                                    $373,042           $440,642
  Research and development costs                                                          $82,367            $90,462
  Interest                                                                                $26,487            $26,594
                                                                                ---------------------------------------
     Total costs and expenses                                                          $1,279,628         $1,177,336
                                                                                ---------------------------------------

OPERATING INCOME                                                                          $18,919            $62,581

(LOSS) EQUITY IN INCOME OF JOINT VENTURE                                                  ($2,906)           $ 9,887
                                                                                ---------------------------------------


INCOME BEFORE INCOME TAXES                                                                $16,013            $72,468


INCOME TAXES                                                                                                 ($1,000)
                                                                                ---------------------------------------

NET INCOME                                                                                $16,013            $71,468
                                                                                =======================================




NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:                                                                  $0.01              $0.03
                                                                                ========================================


WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING                                              2,672,086          2,731,831
                                                                                ========================================


See notes to financial statements.




INFINITE GRAPHICS INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                           THREE MONTH PERIOD
                                                                                              ENDED JULY 31,

                                                                                           1996               1995
                                                                                ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $16,013            $71,468

  Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization                                                          $228,760           $205,927
  Loss (equity) in income of joint venture                                                 $2,906            ($9,887)
  Changes in asset and liabilities:
    Accounts receivable                                                                  $131,568           ($60,642)
    Inventories                                                                           ($1,409)           $15,580
    Prepaid expenses                                                                     ($47,306)          ($90,026)
    Other assets                                                                           $5,150            $15,018
    Deferred revenue                                                                     ($32,155)          ($63,847)
    Accounts payable, accruals and other accrued expenses                               ($117,730)          $166,315
                                                                                ---------------------------------------
          Net cash provided by operating activities                                      $185,797           $249,906

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for capitalized software                                               ($146,974)         ($157,287)
    Other capital expenditures                                                            ($5,019)           ($6,982)
                                                                                ---------------------------------------
          Net cash used in investing activities                                         ($151,993)         ($164,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in revolving credit agreement                                     $18,500           ($48,938)
    Payments on long-term debt and principal
      payments on capital lease obigations                                               ($52,304)          ($36,699)
                                                                                ---------------------------------------

 Net cash used in financing activities                                                   ($33,804)          ($85,637)

                                                                                ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           $0                 $0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 $0                 $0
                                                                                ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $0                 $0
                                                                                =======================================

See notes to financial statements.




NOTES TO FINANCIAL STATEMENTS
NOTE A:

The Balance Sheet as of July 31, 1996 , Statements of Operations and the Statements of Cash Flows for the three month periods ended July 31, 1996 and 1995 have been prepared by Infinite Graphics Incorporated (the Company) without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1996 annual report on Form 10-K.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheets as of July 31, 1996, current liabilities exceed its current assets by $431,697.

During fiscal 1997, the Company has plans to increase sales approximately the same level as that achieved in fiscal 1996 and to obtain additional debt and/or equity financing. If these sales are not achieved and additional debt and/or equity financing is not obtained, the Company will not be able to implement its growth plans and could be required to reduce software development activity.


NOTE B:


Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 321,511 and 381,256 for the three month period ended July 31, 1996 and 1995, respectively, from the assumed exercise of outstanding options and warrants using the treasury stock method.




ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations for the three months ended July 31, 1996 resulted in sales of $1,259,000 compared to $1,230,000 for the same period last year or a 2 percent increase. Engineering Services sales accounted for $949,000 compared to sales of $744,000 for the same period last year or a 28 percent increase. Systems sales were $310,000 compared to sales of $486,000 for the same period a year ago, or a $176,000 decrease. The increase in Engineering Services sales is attributable to the sales of $127,000 associated with the September 13, 1995 acquisition of a California precision graphics service company, and an $78,000 increase in the Company's core business. The decrease in System sales is attributable to the delay in the release of new revisions and products. The Company had net income of $16,000 for three months ended July 31, 1996, compared to net income of $71,000 at July 31, 1995. The decrease in net income is attributable to the mix of the Company's sales. Systems sales have a more significant impact on the Company's bottom line than Engineering Services sales. The increase in Engineering Services' sales was not enough to offset the decrease in Systems sales. The decrease in Systems sales was also the main contributor to the gross margin dropping to 37 percent for quarter end July 31, 1996, compared to 50 percent for the same period last year. Other income increased $30,000 because of products and services provided to the joint venture.

The Company's total selling, general and administrative (S, G & A) expenses for the period ended July 31, 1996 were $373,000 compared to $441,000 for the same period last year, a decrease of $68,000 or 15 percent. The decrease is attributable primarily to decreases in sales and marketing salaries, commissions, profit sharing and travel expenses. S, G & A decreased because of the Company's strategy to reduce costs this fiscal year. Research and development costs were $82,000 compared to $90,000 or a 9 percent decrease. Equity in income of joint venture decreased by $13,000. This decrease is attributable to the increase in the joint venture's operating expenses.

Liquidity. The Company's cash flow from operations was $186,000 for the three months ended July 31, 1996, compared to $250,000 for the same period last year. The largest components of cash flow from operations for both periods were depreciation and amortization of $229,000 and $206,000, respectively.

Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for fiscal 1997. While the Company is exploring certain funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity financing, it may not be able to expand its investment into new operations, and may also have to reduce its level of software development. As of July 31, 1996, the current liabilities exceed current assets by $432,000.

Capital Resources. The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1997, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing.

The Company's cash flow used in investing activities was $152,000 and $164,000 for periods ended July 31, 1996 and 1995, respectively. For both periods it consisted primarily of expenditures for capitalized software of $147,000 for the three months ended July 31, 1996 and $157,000 for the three months ended July 31, 1995.

The Company's cash flow used in financing activities was $34,000 and $86,000 for the periods ended July 31, 1996 and 1995, respectively. The largest component of cash flows used in financing activities for period ended July 31, 1996 consisted of payments on long-term debt and principal payments on capital lease obligations of $52,000 and an $18,000 increase in the revolving credit agreement. The largest components of cash flows used in financing activities for period ending July 31, 1995 were the decrease in the revolving credit agreement of $49,000 and payments on long-term debt and principal payments on capital lease obligations of $37,000.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Recently Issued Accounting Standards. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123, encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that follow existing standards would be required to disclose in a note to the financial statements the effect on net income (loss) and net income (loss) per share had the Company recognized expense for options based on SFAS No. 123. SFAS No. 123 is effective for the Company's fiscal year ending April 30, 1997 and would require disclosure information in those financial statements about stock options granted in fiscal 1996 and thereafter. The Company has determined that it will not adopt the fair value method prescribed by SFAS 123. The "as if" disclosures will be included in the Company's annual financial statements for the year ending April 30, 1997.

Securities Litigation Reform Act. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.


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


September 13, 1996
                                         Infinite Graphics Incorporated

                                         by  /s/ Clifford F. Stritch, Jr.
                                             Clifford F. Stritch, Jr.
                                             Chief Executive Officer and
                                             Chief Financial Officer