Form 10-Q
period 1996-10-31
INFINITE GRAPHICS INC
filed 1996-12-16
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:         October 31, 1996

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

                 2,382,575 common shares as of December 13, 1996
                            Total number of pages: 10
                           Exhibit index on page : 10


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        INFINITE GRAPHICS INCORPORATED
                                          BALANCE SHEETS (Unaudited)

                                                    ASSETS                   October 31, 1996    April 30, 1996
                                                                                -----------        -----------
CURRENT ASSETS:
  Accounts receivable, less allowance for doubtful accounts
    of $72,480 and $55,140, respectively                                        $ 1,058,791        $   974,804
  Inventories                                                                   $   125,662        $   114,483
  Prepaid expenses                                                              $    61,907        $    13,312
  Other current assets                                                          $         0        $     5,150
                                                                                -----------        -----------
       Total current assets                                                     $ 1,246,360        $ 1,107,749

PROPERTY, PLANT, AND EQUIPMENT, net                                             $   523,955        $   597,896

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,493,840 and $5,172,848, respectively                                   $ 1,052,686        $ 1,070,280

INVESTMENT IN JOINT VENTURE                                                     $   146,166        $   133,587

OTHER ASSETS                                                                    $    23,053        $    23,053
                                                                                -----------        -----------
                                                                                $ 2,992,220        $ 2,932,565
                                                                                ===========        ===========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit agreement                                                    $   367,143        $   264,607
  Trade accounts payable                                                        $   295,056        $   341,393
  Accrued salaries, wages, vacations and employee withholdings                  $   259,430        $   277,428
  Other accrued expenses                                                        $   419,396        $   347,555
  Deferred revenue                                                              $   128,518        $   174,484
  Current portion of long-term debt                                             $   135,632        $   162,697
  Current portion of capitalized lease obligations                              $    23,648        $    29,630
                                                                                -----------        -----------
       Total current liabilities                                                $ 1,628,823        $ 1,597,794

LONG-TERM DEBT, less current portion                                            $   122,109        $   182,784

CAPITALIZED LEASE OBLIGATIONS, less current portion                             $     2,416        $    13,380

STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 2,382,575 at October 31, 1996 and
    2,350,575 at April 30, 1996                                                 $ 4,102,947        $ 4,096,947
  Accumulated deficit                                                           ($2,864,075)       ($2,958,340)
                                                                                -----------        -----------
       Total stockholders' equity                                               $ 1,238,872        $ 1,138,607
                                                                                -----------        -----------
                                                                                $ 2,992,220        $ 2,932,565
                                                                                ===========        ===========
See notes to financial statements


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                   INFINITE GRAPHICS INCORPORATED
                      STATEMENTS OF OPERATIONS
                            (Unaudited))

                                                  Three Month Period                    Six Month Period
                                                   Ended October 31,                    Ended October 31,
                                                1996             1995               1996               1995
                                            -----------       -----------        -----------       -----------
REVENUES:
  Net sales                                 $ 1,466,917       $ 1,077,904        $ 2,725,464       $ 2,307,821
  Other income                              $    23,000       $    10,000        $    63,000       $    20,000
                                            -----------       -----------        -----------       -----------
                                            $ 1,489,917       $ 1,087,904        $ 2,788,464       $ 2,327,821
COSTS AND EXPENSES:
  Cost of products sold                     $   878,002       $   715,286        $ 1,675,734       $ 1,334,924
  Selling, general and administrative       $   442,270       $   371,336        $   815,312       $   811,978
  Research and development costs            $    78,154       $    82,046        $   160,521       $   172,508
  Interest                                  $    28,724       $    28,508        $    55,211       $    55,102
                                            -----------       -----------        -----------       -----------
       Total costs and expenses             $ 1,427,150       $ 1,197,176        $ 2,706,778       $ 2,374,512
                                            -----------       -----------        -----------       -----------


OPERATING INCOME (LOSS)                     $    62,767       ($  109,272)       $    81,686       ($   46,691)

EQUITY IN INCOME OF JOINT VENTURE           $    15,485       $    16,322        $    12,579       $    26,209
                                            -----------       -----------        -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES           $    78,252       ($   92,950)       $    94,265       ($   20,482)

INCOME TAXES                                $         0       $     1,000        $         0       $     2,000
                                            -----------       -----------        -----------       -----------

NET INCOME (LOSS)                           $    78,252       ($   93,950)       $    94,265       ($   22,482)
                                            ===========       ===========        ===========       ===========


NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                   $      0.03       ($     0.04)       $      0.04       ($     0.01)
                                            ===========       ===========        ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                          2,696,386         2,350,575          2,674,937         2,350,575
                                            ===========       ===========        ===========       ===========

See notes to financial statements.


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                   INFINITE GRAPHICS INCORPORATED
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)                                             Six Month Period
                                                                                    Ended October 31,
                                                                                  1996             1995
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $  94,265        ($ 22,482)


Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization                                                  $ 460,116        $ 418,822
Equity in income of joint venture                                              ($ 12,579)       ($ 26,209)

Changes in asset and liabilities:
  Accounts receivable                                                          ($ 83,987)       $  38,614
  Inventories                                                                  ($ 11,179)       $  10,500
  Prepaid expenses                                                             ($ 48,595)       ($ 76,186)
  Other assets                                                                 $   5,150        $  13,597
  Deferred revenue                                                             ($ 45,966)       ($ 80,483)
  Accounts payable, accruals and other accrued expenses                        $   7,506        $ 148,395
                                                                               ---------        ---------
          Net cash provided by operating activities                            $ 364,731        $ 424,568


CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capitalized software                                        ($303,398)       ($314,382)
  Other capital expenditures                                                   ($ 65,183)       ($ 13,860)
  Purchase of California precision graphics and
    services company, net of cash acquired                                     $       0        ($ 26,500)
                                                                               ---------        ---------
           Net cash used in investing activities                               ($368,581)       ($354,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in revolving credit agreement                                       $ 102,536        $  11,615
  Payments on long-term debt and principal
    payments on capital lease obligations                                      ($104,686)       ($ 87,300)
  Proceeds from the issuance of debt                                           $       0        $   5,859
  Proceeds from exercise of stock option                                       $   6,000        $       0
                                                                               ---------        ---------
       Net cash provided by (used in) financing  activities                    $   3,850        ($ 69,826)
                                                                               ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           $       0        $       0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               $       0        $       0
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $       0        $       0
                                                                               =========        =========

PART 1 - FINANCIAL INFORMATION (CONTINUED)

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of October 31, 1996 and the Statements of Operations for the three and six month periods ended October 31, 1996 and 1995 and Statements of Cash Flows for the six months ended October 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1996 Annual Report to Shareholders.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheets as of October 31, 1996, current liabilities exceed its current assets by $382,463.

During fiscal 1997, the Company has plans to increase sales approximately the same level as that achieved in fiscal 1996 and to obtain additional debt and/or equity financing. If these sales are not achieved and additional debt and/or equity financing is not obtained, the Company will not be able to implement its growth plans and could be required to reduce software development activity.

NOTE B:
Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 340,185 for the three month period ended October 31, 1996 and common stock equivalents of 321,579 for the six month period ended October 31, 1996 from the assumed exercise of outstanding options and warrants using the treasury stock method. Common stock equivalents were not included in the net loss per share computation for the three and six month period ended October 31, 1995 due to them being antidilutive.

NOTE C:

The Company entered into a purchase agreement with the joint venture partner on November 27, 1996 to purchase a photoplotter and all of the partner's interest in the joint venture. The Company agreed to continue monthly payments to the partner in the amount of $5,500 (which includes $3,000 for a monthly service agreement) until the original $100,000 note entered into by the partner for the photoplotter is paid in full. The note expires on or approximately November 1, 1997, at which time the partner agrees to release ownership and all claims to the photoplotter. The Company also agreed to pay the partner $53,000 and an additional $50,000 in the form of reduced invoicing for photoplotting services beginning on December 1, 1996.

NOTE D:
During the six months ended October 31, 1996, stock options for the purchase of 32,000 shares of the Company's common stock were exercised at a price of $.1875 per share.

PART 1 - FINANCIAL INFORMATION (CONTINUED)

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

Operations for the three months ended October 31, 1996 resulted in sales of $1,467,000 compared to $1,078,000 for the same period last year or a 36 percent increase. Engineering Services accounted for $990,000 compared to sales of $758,000 for the same period last year or a 31 percent increase. Systems sales were $477,000 compared to sales of $320,000 for the same period a year ago or a 49 percent increase. The increase in Engineering Services sales of $232,000 is attributable to increases in the Company's core business. The increase in System sales of $157,000 is attributable to additional sales activity and new development. The increase in System sales was also the main contributor to the gross margin increasing to 40 percent for the three months ended October 31, 1996, compared to 34 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended October 31, 1996 were $442,000 compared to $371,000 for the same period last year, an increase of $71,000 or 19 percent. S, G & A increased because of costs associated with the Company's commitment to increase sales and to improve its planning process. Therefore, the increase is attributable primarily to advertising, trade shows, training, staff development, and the cash bonus plan, which accounted for $34,000 or about one half of the increase. Research and development costs were $78,000 compared to $82,000, or a 5 percent decrease. Other income increased $13,000 from the rental of a newly acquired photo plotter to a customer. Interest expense remained the same during the three months ended October 31, 1996 when compared to the same period in 1995.

The Company had net income of $78,000 for the three months ended October 31, 1996 compared to a net loss of $94,000 for the three months ended October 31, 1995. The increase in net income is attributable to the increase in sales.


SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995

Operations for the six months ended October 31, 1996 resulted in sales of $2,725,000 compared to $2,308,000 for the same period last year or an 18 percent increase. Engineering Services accounted for $1,938,000 compared to sales of $1,502,000 for the same period last year or a 29 percent increase. Systems sales were $787,000 compared to sales of $806,000 for the same period a year ago or a 2 percent decrease. The increase in Engineering Services sales is attributable to the sales of $127,000 during three months ended July 31, 1996, associated with the September 13, 1995 acquisition of a California precision graphics service company, and a $309,000 increase in the Company's core business. The decrease in System sales of $19,000 is attributable to a change in sales mix. The Company's gross margin dropped from 42 percent for six months ended October 31, 1995 to 39 percent for six months ended October 31, 1996. This decrease is attributable to the Company's California operations, which is currently operating at a low gross margin due to increased maintenance costs.

The Company's total selling, general and administrative (S, G & A) expenses for the six months ended October 31, 1996 were $815,000 compared to $812,000 for the same period last year, an increase of $3,000. Research and development costs were $161,000 compared to $173,000, or a 7 percent decrease. The decrease in research and development costs is attributable to decreases in some fixed costs. Other income increased $43,000 from the rental of a newly acquired photoplotter to a customer and from providing products and services to the joint venture. Interest expense remained the same during the six months ended October 31, 1996 when compared to the same period in 1995. Equity in income of joint venture decreased by approximately $13,000 because of increases in the joint venture's operating expenses and decreased sales.

The Company had net income of $94,000 for the six months ended October 31, 1996 compared to a net loss of $22,000 for six months ended October 31, 1995. The increase in net income is attributable to the increase in Engineering Services sales.

Liquidity. The Company's cash flow from operations was $365,000 for the six months ended October 31, 1996, compared to $425,000 for the same period last year. The largest component of cash flow from operations for both periods was depreciation and amortization of $460,000 and $419,000, respectively.

Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for fiscal 1997. In November of 1996, the Company was able to obtain a five year equipment lease for a photoplotter for $140,000. While the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. However, if the Company is unable to obtain additional debt and/or equity financing, it still may not be able to expand its investment into new operations, and may still also have to reduce its level of product development. As of October 31, 1996, the current liabilities exceed current assets by $382,000.

The Company entered into a purchase agreement with the joint venture partner on November 27, 1996 to purchase a photoplotter and all of the partner's interest in the joint venture. The Company agreed to continue monthly payments to the partner in the amount of $5,500 (which includes $3,000 for a monthly service agreement) until the original $100,000 note entered into by the partner for the photoplotter is paid in full. The note expires on or approximately November 1, 1997, at which time the partner agrees to release ownership and all claims to the photoplotter. The Company also agreed to pay the partner $53,000 and an additional $50,000 in the form of reduced invoicing for photoplotting services beginning on December 1, 1996.

Effective on December 1, 1996, the Company will no longer use the equity method to account for its 50% ownership of the joint venture in Salem, NH. Under the equity method, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses. Effective on December 1, 1996 the former joint venture will be included in the operations of the Company. The joint venture sales for three months and six months ended, respectively, were $123,000 and $237,000. The joint venture earnings for three months and six months ended, respectively, were $31,000 and $25,000.

Capital Resources: The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1997, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing.

The Company's cash flow used in investing activities was $369,000 and $355,000 for periods ended October 31, 1996 and 1995, respectively. For both periods it consisted primarily of expenditures for capitalized software of $304,000 for the six months ended October 31, 1996 and $314,000 for the six months ended October 31, 1995.

The Company's cash flow provided by financing activities was $4,000 for the period ended October 31, 1996 compared to $70,000 used for financing activities in the same period last year. The largest components of cash flows provided by financing activities for period ended October 31, 1996 consisted of payments on long-term debt and principal payments on capital lease obligations of $105,000 and a $103,000 increase in the revolving credit agreement. The largest components of cash flows used in financing activities for period ending October 31, 1995 were the increase in the revolving credit agreement of $12,000 and payments on long-term debt and principal payments on capital lease obligations of $87,000.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Recently Issued Accounting Standards. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123, encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that follow existing standards would be required to disclose in a note to the financial statements the effect on net income (loss) and net income (loss) per share had the Company recognized expense for options issued to employees based on SFAS No. 123. SFAS No. 123 is effective for the Company's fiscal year ending April 30, 1997 and will require disclosure information in those financial statements about stock options granted in fiscal 1996 and thereafter. The Company has determined that it will not adopt the fair value method prescribed by SFAS 123 for employee stock-based transactions. The "as if" disclosures will be included in the Company's annual financial statements for the year ending April 30, 1997.

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

 PART 2 - OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Change in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              The annual meeting of shareholders of Infinite Graphics Incorporated was held at 3:30 pm on Wednesday, September 25, 1996. Shareholders holding 1,898,380 shares, or approximately 81% of outstanding shares were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by shareholders were as follows:

              I.  Election of Directors.

              The following nominees were elected to serve as members of the Board of Directors until such time as a successor may be elected:

                                                          Number of Votes
                                                   -----------------------------

                                                   For       Withheld   Abstain
                                                   ---       --------   --------

                  Clifford F. Stritch, Jr          1,886,874   5,768        0
                  Edwin F. Snyder                  1,886,874   5,768        0

              II. Ratification of Selection of Independent Auditors.

              Shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending April 30, 1997 by a vote of 1,886,942 in favor with 5,500 against and 200 abstained.

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              Exhibit 27 - Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


December 16, 1996                          by       /S/ CLIFFORD F. STRITCH, JR.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer
                                                    Chief Financial Officer