Form 10-Q
period 1997-01-31
INFINITE GRAPHICS INC
filed 1997-03-17
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:         January 31, 1997

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

                  2,382,575 common shares as of March 17, 1997
                            Total number of pages: 10
                           Exhibit index on page : 10



PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (Unaudited)

                                                                     January 31, 1997  April 30, 1996
                                                                     ----------------  --------------
                                     ASSETS
CURRENT ASSETS:
  Accounts receivable, less allowance
    for doubtful accounts of
    $66,527 and $55,140, respectively                                    $   997,033    $   974,804
  Inventories                                                            $   164,884    $   114,483
  Prepaid expenses                                                       $    64,929    $    13,312
  Other current assets                                                   $     8,801    $     5,150
                                                                         -----------    -----------
       Total current assets                                              $ 1,235,647    $ 1,107,749

PROPERTY, PLANT, AND EQUIPMENT, net                                      $   704,019    $   597,896

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,657,360 and $5,172,848, respectively                            $ 1,033,104    $ 1,070,280

INVESTMENT IN JOINT VENTURE                                              $         0    $   133,587

OTHER ASSETS                                                             $    32,592    $    23,053
                                                                         -----------    -----------
                                                                         $ 3,005,362    $ 2,932,565
                                                                         ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit agreement                                             $   335,401    $   264,607
  Trade accounts payable                                                 $   317,199    $   341,393
  Accrued salaries, wages, vacations and employee withholdings           $   260,181    $   277,428
  Other accrued expenses                                                 $   281,380    $   347,555
  Deferred revenue                                                       $   164,316    $   174,484
  Current portion of long-term debt                                      $   204,836    $   162,697
  Current portion of capitalized lease obligations                       $    40,906    $    29,630
                                                                         -----------    -----------
       Total current liabilities                                         $ 1,604,219    $ 1,597,794

LONG-TERM DEBT, less current portion                                     $     9,515    $   182,784

CAPITALIZED LEASE OBLIGATIONS, less current portion                      $   109,881    $    13,380

STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 2,382,575 at January 31, 1997 and
    2,350,575 at April 30, 1996                                          $ 4,102,947    $ 4,096,947
  Accumulated deficit                                                    ($2,821,200)   ($2,958,340)
                                                                         -----------    -----------
       Total stockholders' equity                                        $ 1,281,747    $ 1,138,607
                                                                         -----------    -----------
                                                                         $ 3,005,362    $ 2,932,565
                                                                         ===========    ===========
See notes to financial statements




          INFINITE GRAPHICS INCORPORATED
             STATEMENTS OF OPERATIONS
                   (Unaudited)

                                          Three Month Period       Nine Month Period
                                           Ended January 31,        Ended January 31,
                                           1997        1996         1997         1996
                                        ----------   ----------   ----------   ----------
REVENUES:
  Net sales                             $1,492,061   $1,415,562   $4,217,525   $3,723,383
  Other income                          $    5,489   $   13,479   $   68,489   $   33,479
                                        ----------   ----------   ----------   ----------
                                        $1,497,550   $1,429,041   $4,286,014   $3,756,862
COSTS AND EXPENSES:
  Cost of products sold                 $  872,547   $  784,663   $2,548,281   $2,119,587
  Selling, general and administrative   $  472,443   $  450,095   $1,287,755   $1,262,073
  Research and development costs        $   82,812   $   78,492   $  243,333   $  251,000
  Interest                              $   30,551   $   30,747   $   85,762   $   85,849
                                        ----------   ----------   ----------   ----------
       Total costs and expenses         $1,458,353   $1,343,997   $4,165,131   $3,718,509
                                        ----------   ----------   ----------   ----------


OPERATING INCOME                        $   39,197   $   85,044   $  120,883   $   38,353

EQUITY IN INCOME OF JOINT VENTURE       $    3,678   $    6,961   $   16,257   $   33,170
                                        ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES              $   42,875   $   92,005   $  137,140   $   71,523

INCOME TAXES                            $        0   $        0   $        0   $    2,000
                                        ----------   ----------   ----------   ----------

NET INCOME                              $   42,875   $   92,005   $  137,140   $   69,523
                                        ==========   ==========   ==========   ==========



NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE               $     0.02   $     0.03   $     0.05   $     0.03
                                        ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                     2,764,041    2,674,314    2,704,957    2,719,868
                                        ==========   ==========   ==========   ==========


See notes to financial statements.



                   INFINITE GRAPHICS INCORPORATED
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)                            Nine Month Period
                                                                   Ended January 31,
                                                                    1997         1996
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 137,140    $  69,523

Adjustments to reconcile net income to net
  cash flows provided by operating activities:
Depreciation and amortization                                    $ 698,135    $ 615,438
Equity in income of joint venture                                ($ 16,257)   ($ 33,170)
Changes in asset and liabilities:
  Accounts receivable                                            $   8,804    ($134,203)
  Inventories                                                    ($ 38,114)   $  15,536
  Prepaid expenses                                               ($ 52,266)   ($ 71,134)
  Other assets                                                   ($  6,140)   $  13,597
  Deferred revenue                                               ($ 60,168)   ($ 92,563)
  Accounts payable, accruals and other accrued expenses          $  48,494    $ 185,780
                                                                 ---------    ---------
          Net cash provided by operating activities              $ 719,628    $ 568,804

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capitalized software                          ($447,336)   ($416,776)
  Other capital expenditures                                     ($132,508)   ($ 18,185)
  Purchase of California precision graphics and
    services company, net of cash acquired                                    ($ 26,500)
  Purchase of joint venture interest, net of cash acquired       ($ 52,500)
                                                                 ---------    ---------
           Net cash used in investing activities                 ($632,344)   ($461,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in revolving credit agreement                         $  70,794    $  10,998
  Payments on long-term debt and principal
    payments on capital lease obligations                        ($164,078)   ($136,595)
  Proceeds from the issuance of debt                                          $  18,254
  Proceeds from exercise of stock option                         $   6,000
                                                                 ---------    ---------
       Net cash used in financing  activities                    ($ 87,284)   ($107,343)
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $       0    $       0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 $       0    $       0
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $       0    $       0
                                                                 =========    =========

Investing activities not affecting cash:
  Capitalized lease obligation incurred for lease of equipment   $ 140,725    $       0
                                                                 =========    =========

See notes to financial statements.


NOTES TO FINANCIAL STATEMENTS
NOTE A:
The Balance Sheet as of January 31, 1997 and the Statements of Operations for the three and nine month periods ended January 31, 1997 and 1996 and Statements of Cash Flows for the nine months ended January 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1996 has been derived from the audited Balance Sheet included in the Company's April 30, 1996 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1996 Annual Report to Shareholders.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheets as of January 31, 1997, current liabilities exceed its current assets by $368,572.

During fiscal 1997, the Company has plans to increase sales approximately the same level as that achieved in fiscal 1996 and to obtain additional debt and/or equity financing. If these sales are not achieved and additional debt and/or equity financing is not obtained, the Company will not be able to implement its growth plans and could be required to reduce software development activity.

NOTE B:
Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 381,466 and 323,739 for the three month periods ended January 31, 1997 and 1996, respectively and common stock equivalents of 341,860 and 369,293 for the nine month periods ended January 31, 1997 and 1996, respectively from the assumed exercise of outstanding options and warrants using the treasury stock method.

NOTE C:
The Company entered into a purchase agreement with the joint venture partner on November 27, 1996 to purchase a photoplotter and all of the partner's interest in the joint venture. The Company agreed to continue monthly payments to the partner in the amount of $5,500 (which includes $3,000 for a monthly service agreement) until the original $100,000 note entered into by the partner for the photoplotter is paid in full. The final payment on this note is due on November 1, 1997, at which time the partner agrees to transfer ownership of the photoplotter to the Company. The Company also agreed to assume all the assets and liabilities of the joint venture and pay the partner $53,000 and $50,000 in the form of deferred Engineering Services beginning on December 1, 1996, which satisfied the payable to the joint venture, net of investment in joint venture, of $95,000.

The Company assigned a value of approximately $30,000 to the photoplotter, approximately the future principal payments the Company will make on behalf of the joint venture.

NOTE D:
The Company entered into a lease with The CIT Group/Equipment Financing Inc. in November, 1996 for the purchase of a photoplotter valuing approximately $140,000. The term of the lease is for five years with monthly payments of $2,989 at an interest rate of 10.35%.

NOTE E:
During the nine months ended January 31, 1997, stock options for the purchase of 32,000 shares of the Company's common stock were exercised at a price of .1875 per share.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

Operations for the three months ended January 31, 1997 resulted in sales of $1,492,000 compared to $1,416,000 for the same period last year or a 5 percent increase. Engineering Services accounted for $930,000 compared to sales of $734,000 for the same period last year or a 27 percent increase. Systems sales were $562,000 compared to sales of $682,000 for the same period a year ago or a 17 percent decrease. The increase in Engineering Services sales of $196,000 is attributable to increases in the Company's core business and sales resulting from the purchase of the joint venture in November of 1996. Sales from the acquisition were $69,000 for the quarter. The decrease in System sales of $119,000 is attributable to no large orders in the quarter. The decrease in System sales was also the main contributor to the gross margin decreasing to 42 percent for the three months ended January 31, 1997, compared to 45 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended January 31, 1997 were $472,000 compared to $450,000 for the same period last year, an increase of $22,000 or 5 percent. S, G & A increased because of normal increases in costs and some additional spending in planning and advertising.. Research and development costs were $83,000 compared to $78,000, or a 6 percent increase. Other income decreased $8,000 because effective December 1, 1996, the Company is no longer charging the joint venture a management fee. Interest expense remained the same during the three months ended January 31, 1997, when compared to the same period in 1996.

The Company's equity in income of the joint venture decreased $3,000 because of the acquisition of the joint venture. Effective on December 1, 1996, the Company no longer used the equity method to account for its 50% ownership of the joint venture in Salem, NH. The sales and operating expenses of this operation are included in the sales and operating expenses of the Company beginning December 1, 1996.

The Company had net income of $43,000 for the three months ended January 31, 1997, compared to net income of $92,000 for the three months ended January 31, 1996. The decrease in net income is attributable to the decrease in System sales.


NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO NINE MONTHS ENDED
JANAURY 31, 1996

Operations for the nine months ended January 31, 1997 resulted in sales of $4,218,000 compared to $3,723,000 for the same period last year or a 13 percent increase. Engineering Services accounted for $2,869,000 compared to sales of $2,236,000 for the same period last year or a 28 percent increase. Systems sales were $1,349,000 compared to sales of $1,487,000 for the same period a year ago or a 9 percent decrease. The increase in Engineering Services sales, during the nine months ended January 31, 1997, is attributable to three factors: 1) the sales of $127,000 associated with the September 13, 1995 acquisition of a California precision graphics service company, 2) the sales of $69,000 associated with the purchase of the joint venture on November 27, 1996, and 3) an increase in the Company's core business of $437,000. The decrease in System sales of $138,000 is attributable to the lack of large orders during the third quarter. The Company's gross margin decreased from 44 percent for nine months ended January 31, 1996 to 41 percent for nine months ended January 31, 1997. This decrease is attributable to the decrease in System sales.

The Company's total selling, general and administrative (S, G & A) expenses for the nine months ended January 31, 1997 were $1,288,000 compared to $1,262,000 for the same period last year, an increase of $26,000 or 2%. Research and development costs were $243,000 compared to $251,000, or a 3 percent decrease. The decrease in research and development costs is attributable to decreases in some fixed costs. Other income increased $35,000 from the rental of a newly acquired photoplotter to a customer and from providing products and services to the joint venture prior to November 27, 1996. Interest expense remained the same during the nine months ended January 31, 1997 when compared to the same period in 1996. Equity in income of joint venture decreased by approximately $17,000 because of increases in the joint venture's operating expenses, decreased sales, and the change in ownership.

The Company had net income of $137,000 for the nine months ended January 31, 1997 compared to a net income of $70,000 for nine months ended January 31, 1996. The increase in net income is attributable to the increase in Engineering Services sales.

Liquidity. The Company's cash flow from operations was $720,000 for the nine months ended January 31, 1997, compared to $569,000 for the same period last year. The largest component of cash flow from operations for both periods was depreciation and amortization of $698,000 and $615,000, respectively.

Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for the fourth quarter of fiscal 1997 and through fiscal 1998. In November of 1996, the Company was able to obtain a five year equipment lease for a photoplotter for $140,000. While the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. However, if the Company is unable to obtain additional debt and/or equity financing, it still may not be able to expand its investment into new operations, and may still also have to reduce its level of product development. As of January 31, 1997, the current liabilities exceed current assets by $369,000.

The Company entered into a purchase agreement with the joint venture partner on November 27, 1996 to purchase a photoplotter and all of the partner's interest in the joint venture. The Company agreed to continue monthly payments to the partner in the amount of $5,500 (which includes $3,000 for a monthly service agreement) until the original $100,000 note entered into by the partner for the photoplotter is paid in full. The final payment on this note is due on November 1, 1997, at which time the partner agrees to transfer ownership of the photoplotter to the Company. The Company also agreed to assume all the assets and liabilities of the joint venture and pay the partner $53,000 and $50,000 in the form of deferred Engineering Services beginning on December 1, 1996 and to be applied against future payment of invoices.

Effective on December 1, 1996, the Company stopped using the equity method to account for its 50% ownership of the joint venture in Salem, NH. Under the equity method, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses. Effective December 1, 1996 the former joint venture will be included in the operations of the Company. As a result of this inclusion, sales increased by $69,000 for three and nine months ended January 31, 1997 and earnings were $14,000 for the same periods of which one half was an actual increase to earnings. The joint venture's sales and earnings on November 30, 1996 were $274,000 and $33,000, respectively.

Capital Resources: The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1997, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing.

The Company's cash flow used in investing activities was $632,000 and $461,000 for the nine month periods ended January 31, 1997 and 1996, respectively. For nine months ended January 31, 1997 it consisted primarily of expenditures for capitalized software of $447,000, $133,000 for other capital expenditures and $52,000 relating to the purchase of the joint venture interest. For the nine months ended January 31, 1996 it consisted primarily of expenditures for capitalized software of $417,000.

The Company's cash flow used in financing activities was $87,000 for the period ended January 31, 1997 compared to $107,000 in the same period last year. The largest components of cash flows used in financing activities for period ended January 31, 1997 consisted of payments on long-term debt and principal payments on capital lease obligations of $164,000 and an increase of $71,000 in the revolving credit agreement. The largest components of cash flows used in financing activities for period ending January 31, 1996 were the increase in the revolving credit agreement of $11,000 and payments on long-term debt and principal payments on capital lease obligations of $136,000.

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




March 17, 1997                   by       /S/ CLIFFORD F. STRITCH, JR.
                                          ----------------------------
                                                   Clifford F. Stritch, Jr.
                                                   Chief Executive Officer
                                                   Chief Financial Officer