Form 10-K405
period 1997-04-30
INFINITE GRAPHICS INC
filed 1997-08-13
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



      For the Fiscal Year Ended April 30, 1997 Commission File No. 0-13042


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

Yes _X_            No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Company was $982,875 at April 30, 1997. The market value is based on $ .6875 per share, which was the average of bid and asked prices on April 30, 1997. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting all such persons are affiliates for other purposes.

Number of shares of common stock outstanding as of April 30, 1997, was 2,462,575.

Documents incorporated by reference: See item 14 on pages 43-45 of this report.

Total number of pages including cover:  46

                                     PART I

Item 1.  Description of Business.

        (a)    General Development of Business.

        Infinite Graphics Incorporated (hereinafter referred to as "the Company") was incorporated in Minnesota on November 26, 1969. On September 5, 1984, the Company became a public company as a result of a registered offering of common stock.

         General. The Company was organized in 1969 to provide reprographic services to architects and engineers. In 1973, the Company expanded its graphic reproduction services primarily into the electronics industry. The precision graphics produced by the Company are often that of an electronic circuit that may be used to produce a printed circuit board, but may also include precision graphics for other products. Prior to 1975, the technique used by the Company for producing precision graphics involved the hand drafting of a large scale model of the graphic image using precision drafting instruments. The drafting image was then photographically reduced to the desired size. In 1975, the Company first began developing computer software programs for artwork generation. Also in 1975 the Company began development of computer-aided design
(CAD) equipment that enables faster and more accurate design of precision graphics. These computer software programs enable the Company to more accurately and quickly produce most of its precision graphics products. All of the precision graphics now generated by the Company are produced through the use of CAD or computer-aided manufacturing (CAM) systems.

         In 1980, the Company acquired substantially all of the assets and equipment of the printed circuit board design division of Data Graph, Inc. It was at this time that the Company commenced designing printed circuit boards as a service for others. In 1981, utilizing experience gained through designing its own CAD/CAM software for its service operations, the Company began development of a desktop CAD/CAM system to meet growing industry demand. In 1984, the IGI Desktop 2100 CAD/CAM system was introduced to the marketplace. In March 1986, the Company acquired a laser photoplotter that allowed the Company to provide same day service to its customers. Due to increased demands, the Company acquired additional laser photoplotters in 1988, 1992, 1995, and 1997. Some of the photoplotters have scanning capability allowing the Company to generate a CAD/CAM database from old hand drafted artwork. In 1993, the Company wrote software for one of its photoplotters that allows the plotter to plot various shades of gray scale and has allowed the Company to plot satellite images and orthophotos for the mapping industry. In 1994, the Company added the capability of plotting for the graphic arts industry. In 1995, the Company added a higher precision 1/16 mil laser photoplotter to its Minneapolis facility. In 1997, the Company added another laser photoplotter to its California facility.

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

         During fiscal 1997, the Company continued its focus into the precision graphics marketplace, increasing its service potential and enhancing its product, ICE, introduced in the spring of 1995, for the analysis and cleanup of digital data from the design and manufacturing of printed circuit boards.

        (b)    Financial Information about Industry Segments.

        The Company has two distinct but related business segments. The first segment, the Engineering Services Division, designs and produces computer generated precision graphics, normally on a custom basis and primarily for the electronics industry. In addition, this segment produces precision glass products, designs printed circuit boards, and provides CAD/CAM services. The second business segment, the System Software Division, designs, assembles, and markets computer-aided design and manufacturing software systems. These design systems primarily consist of design/manufacturing software for 32 bit micro-computers. The Company occasionally sells third party vendors' software. The Company normally sells software only but will integrate hardware/software when the customers desire a turnkey solution.

        The percentage and dollar amount of the Company's sales of its Engineering Services Division and System Software Division for the years ended April 30, 1997, 1996, and 1995, are as follows:


                     Sales for Yr. Ended             Sales for Yr. Ended            Sales for Yr. Ended
                        April 30, 1997                  April 30, 1996                 April 30, 1995
                  ------------------------        ------------------------        ------------------------

  Product           %             Amount            %             Amount            %             Amount
-----------       -----         ----------        -----         ----------        -----         ----------
SERVICES
  DIVISION         69.2%        $4,043,174         63.0%        $3,204,247         61.3%        $2,548,288

SOFTWARE
  DIVISION         30.8          1,801,585         37.0          1,882,806         38.7          1,608,032
                  -----         ----------        -----         ----------        -----         ----------

TOTAL             100.0%        $5,844,759        100.0%        $5,087,053        100.0%        $4,156,320
                  =====         ==========        =====         ==========        =====         ==========


        Reference is made to Note 11 of the Financial Statements for revenues, operating profits and identifiable assets attributable to the Company's two business segments.

(c)      Business.

                          ENGINEERING SERVICES DIVISION

         Services. Using the customer's data or design, the Company produces a precision graphic image, in almost all cases, by using a laser plotter. The precision graphic image produced by the

Company is generally provided to the customer on film or glass. The film or glass is then used to reproduce the precision graphic image on metal, glass, or plastic material that has been photographically sensitized. Through chemical etching or electroplating processes, metal, glass, or plastic materials are then manufactured by the Company's customer into the desired product, often in a mass production process. The precision graphic images produced are often that of an electronic circuit and are generally used to produce thin copper circuits to be assembled into electronic circuit boards. However, the images may be used to manufacture lead frames for integrated circuit chips, photo chemically etched and plated parts, scales or liquid crystal displays (LCD) and other flat panel displays. Other precision graphic services provided by the Company involve the production of film or glass photographic images or the production of precision graphics on paper or on a magnetic tape or disk. The customer may then use the tape or disk to produce its own film or product. The Company also assembles its precision graphics with other components to supply sub-assemblies.

         The Company's glass products all involve the generation of precision graphics by the Company. These products include precision rulers and grids, and other items produced to a customer's specifications, such as reticles and glass rings (called encoder disks) used in the assembly of high precision machines such as CAT scanners and laser gyro directional devices.

         The design of printed circuit boards involves the conversion of the customer's basic design of the circuit and its various electronic components into an exact image of that circuit for a board of pre-established size. The Company uses its computer-aided design systems to supply printed circuit board artwork.

         During fiscal 1989, the Company instituted a scanning service for its customers. Scanning enables customers to convert old hand drafted artwork and drawings to electronic CAD databases. Scanning is an inexpensive solution for printed circuit board manufacturing houses with tooling changes. The benefits to the customer from scanning are increased precision artwork, repeatability, larger yields of boards, faster turnaround, and a wider range of editing capabilities. The Company purchased additional scanning equipment in fiscal 1990 to increase precision capabilities for its customers.

         The Company opened a sales and production facility in Salem, New Hampshire, on January 3, 1990. It was established to service the Boston and Northeastern U.S. marketplace. As of May 1, 1994, the Company entered into a letter of intent to form a joint venture. By contributing substantially all of the assets of the Company's New Hampshire operation, the Company owned 50 percent of the equity of the joint venture and a major New Hampshire customer owned the other 50 percent. From May 1, 1994 until November 27, 1996, the New Hampshire operation was operating as a joint venture pursuant to the letter of intent and the Company's investment in the joint venture was recorded using the equity method of accounting. On November 27, 1996 the Company purchased from the joint venture partner a photoplotter and all of the partner's interest in the joint venture. The Company also agreed to assume all the assets and liabilities of the joint venture. The acquisition was accounted for under the purchase method of accounting. The Company's revenues and expenses include the results of operations of the former joint venture beginning December 1, 1996. Prior to December 1, 1996, the operations of the former joint venture were included in equity in income of joint venture in the statements of operations. During fiscal 1997, the New Hampshire facility generated approximately $447,000 in revenue, of which $173,000 were included in the Company's revenue, compared to $500,000 in fiscal 1996 and $544,000 in fiscal 1995.

         To service the Los Angeles marketplace, the Company acquired the assets of a California precision graphics service company from bankruptcy court on September 13, 1995. The acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of the California precision graphics company beginning September 13, 1995 and revenues were $484,000 and $382,000 for fiscal 1997 and 1996, respectively.

         Equipment and Production. In order to produce its precision graphics, the Company uses its own IGI software products: ProCADD (also configured as ProFLEX), CAM, EXT, ICE, PAR and CheckMate; equipment manufactured by Racal-Redac, and other software and hardware systems. Using such computer-aided design systems, the circuit or other graphics are designed by the Company's personnel to the customer's specifications. A graphic design produced on the CAD/CAM system can then be stored electronically, and this information is then used to feed a plotting device that draws the design. The plotting device can be a pen and ink plotter, or more often for precision graphics, a photoplotting device. The Company owns or leases a number of photoplotting devices. A photoplotting device is a highly stable platform upon which film or glass is placed. The motion of the light and/or platform is controlled by information stored on the disk produced on the Company's CAM system. These photoplotters include a Gerber 4135 in which the light pen positioning is laser controlled; a Gerber 1434, which is installed in a class 100 clean room; three Cymbolic Science Fire 9000 laser photoplotters, and three Optrotech 5008 imaging systems. The Company also owns photographic equipment used in photo reduction, film processors, step and repeat equipment, custom equipment, and various other photographic, measuring and computer equipment.

         Customers. The Company's Services Division customers are generally in the business of producing electronic products. During fiscal 1997, sales for the Services division accounted for approximately 69 percent of the Company's total sales.

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

         The Company provided custom precision graphics and circuit board design services to approximately 400 customers during fiscal 1997. During fiscal 1997, no one customer in the Services Division accounted for ten percent or more of the Company's sales.

         The Company's potential customers include virtually all of the approximately 650 captive and merchant printed circuit board fabrication facilities in the United States.

         Marketing. During fiscal 1997, the Company continued focusing its marketing activity primarily on printed circuit (PC) designers and captive and merchant printed circuit board (PCB) manufacturers. Market growth and the Company's efforts are focused on high-end phototools for LCD panels, multi-chip modules, flexible wiring boards and photomasks. This approach continues to take advantage of the Company's 20-plus years' experience in dealing with the PCB industry.

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

         The service side of the business continues to emphasize phototooling. Coupled with that are two new services for graphic arts and mapping, designed to expand the Company's markets. The Company also continues to offer design capability for the PCB and precision graphics marketplace.

                            SYSTEM SOFTWARE DIVISION

         Products. The Company markets six software products: CAM, EXT, PAR, ICE, ProCADD (also configured as ProFLEX) and CheckMate.

CAM A general product for making tooling for the printed wiring board (PWB) fabricator.

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

PROCADD           IGI's basic CAD package for general 2D applications.

PROFLEX IGI's extended CAD package, primarily packaged with special software modules for flex circuit design and chemical milling.


CHECKMATE         A general product for verifying tooling data generated by PWB designers.

         Manufacturing. The Company's manufacturing activities related to its CAD systems consist primarily of developing and enhancing software, modifying and assembling the various modules of its software system, and testing of the systems. These manufacturing activities are conducted at the Company's facilities in Minneapolis.

         Customers. The Company's Software Division customers are generally in the business of designing and manufacturing products for the electronics industry. The Company's customers also generally use CAD/CAM products and are knowledgeable of what the Company's CAD/CAM products provide. During fiscal 1997, sales for the Software Division accounted for approximately 31 percent of the Company's total sales. The Company's Software Division sold products and services to approximately 70 customers during fiscal 1997. No one customer accounted for ten percent or more of total Company sales during fiscal 1997.

         Marketing and Distribution. The Company has five people involved with the sales of Software Division products as of April 30, 1997. During fiscal 1997, approximately 80 percent of sales of software division products were made by direct sales personnel, and it is anticipated that direct sales personnel, rather than independent representatives or dealers, will continue to be the primary distribution channel for North America. Distributors and dealers are the primary channel for Asia and Europe.

         Product sales promotion activity in fiscal 1997 involved the use of trade shows, direct contact and direct mail, along with press releases to generate leads for sales follow up.

         During fiscal 1997, the Company has continued to concentrate its marketing and product development activities on supporting the printed circuit fabrication segment of the electronics industry. Its efforts deal with three types of applications: flex design, printed wiring board manufacturing, and electrical test.


                                SOURCES OF SUPPLY

         Services. The Company believes nearly all of the supplies and equipment used in its precision graphics business are readily available from a number of sources, except for the following items. During fiscal 1997, the Company continued to receive photosensitive glass from Eastman Kodak. If Eastman Kodak ceases to provide the Company with such glass, the Company would have to pay higher raw material prices for higher quality materials from an alternative source that is available to the Company. In addition, the Company continues to rely upon Gerber Scientific Instruments, Inc., Cymbolic Sciences and Orbotech, Inc. to provide spare parts to repair the photoplotting instruments purchased from them and used by the Company. The Company also relies on limited vendors for its iron oxide and chrome glass blanks. Loss of any source of such supply could adversely affect the Company's business.

         Software. The Company believes nearly all of the supplies and equipment used in its Software business are available from a number of sources. If the Company is required to change vendors, the Company may have difficulty finding vendors as needed because of high industry demand.

                                   COMPETITION

         Services Division. The precision graphics services that the Company offers through its Services Division, are composed of three main product areas. The first is photoplotting and its associated processes, the second is design, and the third is large area fine line tooling and glass products.

         In the photoplotting area, there are approximately 100 companies in the U.S. which offer the same general services. The major differences between the Company and the competitors are based on capabilities of photoplotting equipment, programmers dedicated to automating work flows, and partnering with our customers through installation of automation software which increases efficiencies, quality and fast delivery.

         Based on these differences, the Company can enjoy certain competitive advantages; however, it is possible that several competitors could acquire the same equipment, eliminating the Company's competitive advantage in photoplotting. It is also possible for a competitor to write automation software and install it, which would reduce the Company's advantage.

         The design services portion of the precision graphics business faces a minimum of 300 competitors nationally, ranging from very small garage-type operations to those that are several times the Company's size. Many of these companies are totally focused on this market and are located near their customers and therefore hold a competitive advantage.

         The large area fine line tooling and glass products portion of the business has limited competition; however, some of this competition has substantially greater financial resources than the Company. Geographical location is not a competitive factor for this market.

         The Company must continue to maintain very high levels of service and quality which permit it to differentiate itself from the competitors.

         Software Division. The Company's software products face strong competition in the CAM marketplace from approximately ten companies. Competitors include Tibor Darvais, Optrotech, Barco, Valor and CSI Inc. All of those companies currently have financial, technical, and marketing resources that are equal or greater than those of the Company.

         In addition to the existing competitors, any number of smaller companies could enter the marketplace and further dilute the availability of business. The principal method of competition is based on marketing and technical capability.


                            RESEARCH AND DEVELOPMENT

         The Company spent approximately $328,000 on research and development activities during fiscal 1997, as opposed to $338,000 in fiscal 1996 and $269,000 in fiscal 1995.

         In 1985, the Company primarily completed its research and development regarding its CAD/CAM software. Since this date, the Company has focused its activity on enhancing the capabilities and features of its CAD/CAM software in an effort to improve the marketability and life of the product. In fiscal 1997, the Company concentrated on providing services and software for the precision graphics marketplace, primarily for the manufacture of electronic products. The Company continues to investigate the possibility of acquiring developed products to complement its current products or to enter into license agreements to market its developed products.


                            ENVIRONMENTAL COMPLIANCE

         The Company believes it is in compliance with all federal, state and local requirements with regard to air and waste water emissions and has no plans to make significant capital expenditures for environmental control facilities.


                                   EMPLOYMENT

         The Company had 57 full-time and 7 part-time employees as of April 30, 1997. The number of employees is expected to vary during fiscal 1998 depending upon the Company's efforts to automate and expand. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with employees are good.

Item 2. Properties.

         (a)      Real Property.

         The business of the Company was conducted at the five following locations during fiscal 1997. The Company sold its Plymouth facility in December 1990 and is leasing back approximately 3000 square feet for its micro production (clean room facility) and some storage.

         The Company substantially utilizes the following facilities and believes they are suitable for its needs.

                                                      Approx.
                                                      Square
Location            Purpose                           Footage          Terms
--------            -------                           -------          -----

4611 East Lake St.  Service operations                 9,200            (1)
Minneapolis, MN

4621 East Lake St.  Systems operations                 5,000            (2)
Minneapolis, MN     and administration


12855 Highway 55    Service Operations                 3,000            (3)
Plymouth, MN

8 Industrial Way    Service Operations                 2,500            (4)
Salem, NH           and Systems sales

17332 Von Karman    Service Operations
Irvine, CA          and sales                          3,400            (5)


(1) Mortgage between the Company and Republic Acceptance Corporation for the 4611 East Lake St. facility. The mortgage is effective as of January 20, 1995. The Company makes monthly principal payments of $4,000 per month plus interest at fourteen percent per annum. The note requires a balloon payment of $100,000 at the maturity date of January 20, 1998.

(2) Lease between the Company and Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel
         R. Schultz, dated October 31, 1983. The original term of the lease expired on October 31, 1988. The Company exercised its option to renew the lease for an additional five year period. The lease was subsequently amended to extend to April 30, 1997. The Company still occupies these premises and is negotiating a new lease. The rent is currently $2,750 per month.

(3) Lease between the Company and Anchor Paper is for space for the Company's clean room housing the Gerber 1434 photoplotter. The rent is $2,043 per month plus $500 for utilities. The current lease terminates December 31, 1997, but is cancelable any time with a ninety-day notice from the Company.

(4) Lease between the Company and Harold J. Brooks, a real estate developer who owns the property in which the Company's New Hampshire operation is located. On January 24, 1996 the Company exercised its option to extend the term of the lease for two years. The lease term is from January 1, 1996 through December 31, 1997. The basic rent is $15,000 and $15,625 for the first and last year, respectively. The Company also pays real-estate taxes, utilities and common-area maintenance fees under the terms of this lease.

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

Item 3.  Legal Proceedings.

         There are no material legal proceedings pending to which the Company is currently a party or to which the property of the Company is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal 1997.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
Matters.

         (a) The Company's Common Stock is quoted in the over-the-counter market. The following table sets forth the range of high- and low-bid quotations for each quarter from May 1995 through April 1997.

                          Fiscal 1997                          Fiscal 1996
                   --------------------------         -----------------------
                     High             Low               High              Low
                   -------          -------           -------           -----

May-July          $  11/16         $    7/16          $ 1-1/4           $  1/2

August-October    $   1            $    9/16          $  1              $  5/8

November-January  $   1-1/8        $   13/16          $  3/4            $  1/2

February-April    $   1            $   11/16          $  3/4            $  1/2

         Quotations are from the over-the-counter market and reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.

         (b) At April 30, 1997, the number of holders of the Company's Common Stock was approximately 450, consisting of 227 record holders and approximately 223 shareholders whose stock is held by a bank, broker or other nominee.

         (c) The Company has paid no dividends to date and does not anticipate the payment of dividends in the immediate future, retaining cash to fund future growth. The Company's credit agreement prohibits the payment of dividends.

         (d) During the fourth quarter of fiscal 1997, the Company made one unregistered sale of securities. On March 3, 1997, Robert Fink, a current shareholder of the Company, exercised outstanding warrants to purchase 80,000 shares of the Company's Common Stock, at the exercise price of $.125 per share. These shares were issued in a private transaction, as were the warrants, and the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.


                                             Year Ended April 30
                     -------------------------------------------------------------------
                         1997         1996          1995           1994          1993
                     ----------   -----------   -----------    ----------    -----------

Net Sales           $ 5,844,759   $ 5,087,053   $ 4,156,320    $ 5,147,349   $ 4,135,989

Income (Loss)
Before Extra-
ordinary Items      $   208,716   $   143,565   ($  384,430)   $   437,533   ($  375,376)

Net Income (Loss)   $   208,716   $   143,565   ($  384,430)   $   586,628   $   481,299

Net Income (Loss)
Per Common and
Common Equivalent
Share               $       .08   $       .05   ($      .17)   $       .21   $       .21



         Net earnings for year ended April 30, 1994, include approximately $149,000 in extraordinary items from the forgiveness of debt, net of income tax effect.

         Net earnings for year ended April 30, 1993, include $150,000 in write-down of assets and approximately $857,000 in extraordinary items from the forgiveness of debt and benefit of net operating loss carryforwards.


                                            April 30
                --------------------------------------------------------------
                    1997         1996        1995         1994          1993
                ----------    ---------   ----------   ----------   ----------

Total Assets    $3,333,117   $2,932,565   $2,956,911   $2,639,830   $2,304,126

Long Term
Obligations        118,860      196,164      280,364      140,154      365,888

Stockholders'
Equity           1,363,323    1,138,607      995,042    1,369,472      695,553

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

                  The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheet as of April 30, 1997, the Company's current liabilities exceeded its current assets by $261,000.

         In fiscal 1997, the Company concentrated on providing services and software for the precision graphics marketplace, primarily for the manufacture of electronic products. The Company focused its software marketing and sales efforts on the CAM line, particularly the successful PAR module and its companion module, ICE, introduced in the spring of 1995.

         During fiscal 1998, the Company has plans to increase sales approximately the same as that achieved in fiscal 1997. If these sales are not achieved and additional debt and/or equity financing is not obtained, the Company will not be able to implement its growth plans and could be required to reduce software development activity.

         Net sales were $5,845,000 in fiscal year 1997, versus $5,087,000 in 1996 and $4,156,000 in 1995. Operating profits (before general corporate expenses and interest expenses) were $2,014,000 in fiscal 1997, versus $1,778,000 in fiscal 1996 and $1,360,000 in fiscal 1995. Net income was $209,000 in fiscal year 1997, and $144,000 in fiscal 1996 versus a net loss of $384,000 in fiscal 1995.

         Results of Operations. The Company has two business segments:
Engineering Services Division ("Services") and System Software Division ("Software"). The results of these two segments are discussed in the following discussion and analysis:

                              NET SALES BY DIVISION


                             1997                       1996                        1995
                  -------------------------  ------------------------      ----------------------

                         $          Percent          $         Percent            $          Percent
Division               Thousands    of Total    Thousands      of Total      Thousands       of Total
Services               $4,043           69%       $3,204           63%          $2,548         61%
Software                1,802           31         1,883           37            1,608         39
                  -----------       ------    ----------       ------      -----------     ------

Total Sales            $5,845          100%       $5,087          100%          $4,156        100%


         The Company's Engineering Services Division provides precision graphics products primarily to the electronics industry. Sales for fiscal 1997 were $4,043,000, an increase of $839,000 over fiscal 1996, or 26 percent. As a result of the increase in sales, the Engineering Services Division had an operating profit of $1,207,000 in fiscal 1997 versus $869,000 in the prior year. The margins for the Company increased primarily due to increased revenue. The increase in Engineering Services sales is attributable to three factors: 1) a full year of California operations resulting in $102,000 of additional revenue,
2) sales of $173,000 associated with the purchase of the joint venture on November 27, 1996, and 3) an increase in the Company's core business of $564,000. Engineering services revenues in fiscal 1996 of $3,204,000 were 26 percent higher than revenues of $2,548,000 in 1995. The majority of the Company's increase in service sales in fiscal 1996 can be attributed to increased micro product sales and to the acquisition of the California precision graphics service company, which contributed $382,000 of sales. Engineering services represented 69 percent of total revenues in fiscal 1997, up from 63 percent in 1996 and from 61 percent in 1995.

         The Company entered into a letter of intent on May 1, 1994 with a major customer in New Hampshire pursuant to which that customer acquired a 50-percent ownership of the Company's New Hampshire operation. During fiscal 1997, the Company purchased the joint venture partner's interest. During the first seven months of fiscal 1997 and all of fiscal 1996 and 1995, the New Hampshire operations were recorded using the equity method. From the purchase date forward, the New Hampshire's revenue and expenses are included in the operations of the Company. The New Hampshire operation had sales of $447,000 in fiscal 1997, of which $173,000 were included in revenue, $500,000 in fiscal 1996, and $544,000 in fiscal 1995.

         The Company acquired the assets of Infinite Technologies of Irvine, California from bankruptcy court on September 13, 1995. Infinite Technologies was a leader in photoplotting technologies in the Los Angeles area for the past seven years

         The Company's System Software Division continues to focus on phototooling software and services, having eliminated its mechanical software and hardware systems from this market. The Company has enhanced its software with advanced capabilities for the printed circuit market segment and has concentrated its efforts on marketing and customer development in this segment. The Software Division sales were $1,802,000 in 1997, a decrease of $81,000 or 4 percent over fiscal 1996. The Software Division had an operating profit in 1997 of $807,000 versus $909,000 in 1996. The decrease in fiscal 1997 software sales and operating profit is attributable to a lack of large orders when compared to last year. Software sales of $1,883,000 in fiscal 1996 were up 17 percent from revenues of $1,608,000 in the prior year. The Software Division had an operating profit in 1996 of $909,000 versus $752,000 in 1995. The increase in software sales and operating profit was the result of the Company's newly assembled sales force. In fiscal 1997, software sales were 31 percent of total revenues versus 37 percent in 1996 and 39 percent in 1995.

                                           OPERATING PROFIT BY DIVISION


                             1997                            1996                               1995
                  ----------------------------   ------------------------------      -------------------------
                                   Percent of                        Percent of                     Percent of
                      $            Operating         $               Operating           $          Operating
                  Thousands         Profit       Thousands            Profit         Thousands        Profit
Services           $1,207            60%          $  869                 49%           $  608            45%

Software           $  807            40%          $  909                 51%           $  752            55%

Total Operating
Profit Before
Unallocable
Expenses           $2,014           100%          $1,778                100%           $1,360           100%

Selling, General
& Administrative,
and Interest
Expenses          ($1,820)                       ($1,654)                             ($1,803)

Net
Income (Loss)      $  209                         $  144                              ($  384)


         The Company's overall gross margin in fiscal 1997 was 40 percent, compared to 42 percent in fiscal 1996 and 41 percent in fiscal 1995. The $2,358,000 gross profit for fiscal 1997 compares to $2,138,000 for fiscal 1996 and $1,710,000 for fiscal 1995.

         The Company's total selling, general and administrative (S, G & A) expenses increased by $143,000, or 9%, in fiscal 1997 due to increases in bad debt expense and professional fees. Total S, G & A expenses as a percentage of sales were 30 percent for fiscal 1997, down from 32 percent for fiscal 1996 and 44 percent for fiscal 1995. As revenues increased, S, G & A as a percentage of revenues have decreased, due to the majority of the S, G & A being fixed costs.

         The Company's research and development costs were $328,000 in fiscal 1997, down from $338,000 in fiscal 1996. Fiscal 1996 research and development costs increased to $338,000 from $269,000 in fiscal 1995, reflecting enhancement and repackaging of technology into new products. In all three years, the Company's research and development expenses were between six and seven percent of sales. The Company's capitalized software development costs decreased $48,000 ($599,000 of additions net of amortization of $647,000) in fiscal 1997, decreased $35,000 ($573,000 of additions net of amortization of $608,000) in fiscal 1996, and increased $242,000 ($795,000 of additions net of amortization of $553,000) in fiscal 1995.

         The Company's interest expense was $ 143,000 in fiscal 1997, $117,000 in fiscal 1996, and $83,000 in fiscal 1995. The increase in net interest expense during fiscal 1997 when compared to fiscal 1996 is primarily due to the interest expense associated with sales and use tax audits. The increase in net interest expense during fiscal 1996 when compared to fiscal 1995 is primarily due to an increase in overall debt.

         The Company's share of net income of the joint venture, which was acquired by the Company during fiscal 1997, for the years ended April 30, 1997, 1996, and 1995 was $16,000, $21,000, and $62,000 respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1998, the Company intends to continue to focus on services and software for the precision graphics marketplace, primarily for the design and manufacture of electronic products. The Company intends to continue to concentrate on customers to which it can provide both software and services, while also expanding its breadth of services to include more high-precision graphics and postscript plotting for the graphics and CAM industry.

         The Company will focus its software marketing and sales efforts on the CAM line, particularly the successful PAR module and its companion module, ICE, and a new module to be introduced in fiscal year 1998. These software application modules address the PWB manufacturing segment. The Company will also increase its marketing of PAR software for the PWB design segment, based on the successful reworking of this technology into CheckMate, a lower-cost PWB design package. The PWB design market segment is over 30 times larger than the manufacturing segment.

         The Company will also continue its efforts to increase automation and streamlining of operational support and overhead functions, while maintaining high technical quality and quick service. The automation of operational activities will be extended into such functions as accounting, management information systems and manufacturing resource planning.

         Liquidity. The Company's cash flow from operations was $843,000 for fiscal 1997. The largest component of cash flow from operations was depreciation and amortization of $928,000. The Company's cash flow from operations was $765,000 for fiscal 1996. The largest component of cash flow from operations was depreciation and amortization of $851,000. The Company's cash flow from operations was $825,000 in fiscal year 1995, consisting primarily of depreciation and amortization of $761,000 and accounts payable accruals and other accrued expenses of $410,000, being partially offset by the net loss of $384,000. In fiscal 1997, the Company invested cash of $762,000 in software and capital equipment. Additional capital equipment was financed through accounts payable and capital leases. Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for fiscal 1998. The Company is currently completing the approval process for a $700,000 new equipment loan. The tentative term of the new equipment loan is for 7 years at an 8.5% interest rate. Payments would begin one month from the date of the note and the monthly payment would be $11,802. The Company is also currently completing the approval process for a $250,000 mortgage note for the 4611 East Lake Street Facility, of which $116,000 of the proceeds would be used to pay the existing mortgage between the Company and Republic Acceptance Corporation. The Company is currently negotiating the term of the mortgage note and interest rate. The Company expects the approval processes to be finalized in late August or early September of 1997. However, there can be no assurance the loans will be finalized. The Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity financing, it may not be able to expand its investment into new operations, and may also have to reduce its level of software development. As of April 30, 1997, the current liabilities exceed current assets by $261,000.

         Capital Resources. The Company's capital expenditure for equipment and improvements, including capital leases and accounts payable, was $ 443,000 in fiscal 1997, an increase of $326,000 from capital expenditures of $117,000 in fiscal 1996. The Company invested primarily in equipment and improvements essential for present operations in fiscal 1997, but plans to increase its investment in capital resources for future operations over the next two or three years. The Company's capital expenditures for equipment, automation improvements and new opportunities in fiscal 1998 are expected to be approximately $2,500,000. The Company has no commitments at this time. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

         The Company's cash flow used in investing activities were $815,000, $599,000, and $1,128,000 in fiscal years 1997, 1996, and 1995, respectively. In fiscal 1997 cash used in investing activities consisted primarily of expenditures for capitalized software of $599,000, $163,000 for other capital expenditures, and $53,000 relating to the purchase of the joint venture interest. In fiscal year 1996 it consisted primarily of expenditures for capitalized software of $573,000. In fiscal year 1995 it consisted primarily of expenditures for capitalized software of $795,000 and other capital expenditures of $333,000.

         The Company's cash flow used in financing activities were $28,000 in fiscal year 1997, consisting primarily of principal payments on long-term debt and capital lease obligations of $207,000, an increase of $163,000 in the revolving credit agreement, and $16,000 from proceeds resulting from the exercise of stock options and warrants. The cash flow used in financing activities was $166,000 in fiscal year 1996, consisting primarily of payments on long-term debt of $148,000. The cash flow provided by financing activities was $190,000 in fiscal year 1995, consisting primarily of the net effect of borrowing and payments under revolving credit agreements of $135,000.

         Other Items. Inflation has not had any significant impact upon the Company's results of operation.

         RECENTLY ISSUED ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to change earnings per share by an immaterial amount.

Item 8. Financial Statements and Supplementary Data.

         (a)      Financial Statements.


                          INDEX TO FINANCIAL STATEMENTS

Description                                                          Page
-----------                                                          ----

Independent Auditors' Report                                         21

Balance Sheets at April 30, 1997 and 1996                            22

Statements of Operations for the years ended
April 30, 1997, 1996, and 1995                                       23

Statements of Stockholders' Equity for the years
ended April 30, 1997, 1996, and 1995                                 24

Statements of Cash Flows for the years
ended April 30, 1997, 1996, and 1995                                 25

Notes to Financial Statements for the years
ended April 30, 1997, 1996, and 1995                                 26-36

         (b)      Supplementary Data.

                  None

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Infinite Graphics Incorporated
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Infinite Graphics Incorporated (the Company) as of April 30, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


Minneapolis, Minnesota
July 25, 1997

INFINITE GRAPHICS INCORPORATED


BALANCE SHEETS
APRIL 30, 1997 AND 1996
------------------------------------------------------------------------------------------------------------
                                                                                1997               1996
ASSETS

CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful accounts
     of $104,441 and $55,140, respectively                                 $    1,390,198    $       974,804
   Inventories (Note 3)                                                           162,952            114,483
   Prepaid expenses and other                                                      36,312             18,462
                                                                           --------------    ---------------
         Total current assets                                                   1,589,462          1,107,749

PROPERTY, PLANT, AND EQUIPMENT, net (Note 4)                                      691,002            597,896

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,819,399 and $5,172,848, respectively                                   1,022,628          1,070,280

INVESTMENT IN JOINT VENTURE (Note 5)                                                                 133,587

OTHER ASSETS                                                                       30,025             23,053
                                                                           --------------    ---------------
                                                                           $    3,333,117    $     2,932,565
                                                                           ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit agreement (Note 6)                                     $      427,291    $       264,607
   Trade accounts payable                                                         317,451            341,393
   Accrued salaries, wages, vacations, and employee withholdings                  310,962            277,428
   Other accrued expenses                                                         317,772            347,555
   Deferred revenue                                                               259,308            174,484
   Current portion of long-term debt (Note 6)                                     175,096            162,697
   Current portion of capitalized lease obligations (Note 7)                       43,054             29,630
                                                                           --------------    ---------------
         Total current liabilities                                              1,850,934          1,597,794

LONG-TERM DEBT, less current portion (Note 6)                                       7,395            182,784

CAPITALIZED LEASE OBLIGATIONS, less current portion (Note 7)                      111,465             13,380

LEASE COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
   Common stock, no par value; authorized 10,000,000 shares,
     issued and outstanding 2,462,575 and 2,350,575 shares, respectively        4,112,947          4,096,947
   Accumulated deficit                                                         (2,749,624)        (2,958,340)
                                                                           --------------    ---------------
         Total stockholders' equity                                             1,363,323          1,138,607
                                                                           --------------    ---------------
                                                                           $    3,333,117    $     2,932,565
                                                                           ==============    ===============

See notes to financial statements.

INFINITE GRAPHICS INCORPORATED


STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
----------------------------------------------------------------------------------------------
                                                    1997             1996              1995
REVENUES (Note 11):
   Net sales                                 $     5,844,759   $    5,087,053   $    4,156,320
   Other income                                       71,313           63,175           44,317
                                             ---------------   --------------   --------------
         Total revenues                            5,916,072        5,150,228        4,200,637

COSTS AND EXPENSES:
   Cost of products sold                           3,486,582        2,949,549        2,446,112
   Selling, general, and administrative            1,764,339        1,620,978        1,845,480
   Research and development costs                    327,814          337,985          268,653
   Interest                                          142,878          117,350           83,210
                                             ---------------   --------------   --------------
         Total costs and expenses                  5,721,613        5,025,862        4,643,455
                                             ---------------   --------------   --------------

OPERATING INCOME (LOSS)                              194,459          124,366         (442,818)

EQUITY IN INCOME OF JOINT VENTURE (Note 5)            16,257           21,199           62,388
                                             ---------------   --------------   --------------

INCOME (LOSS) BEFORE INCOME TAXES                    210,716          145,565         (380,430)

INCOME TAXES (Note 9)                                  2,000            2,000            4,000
                                             ---------------   --------------   --------------

NET INCOME (LOSS)                            $       208,716   $      143,565   $     (384,430)
                                             ===============   ==============   ==============

NET INCOME (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE                 $           .08   $          .05   $         (.17)
                                             ===============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                              2,717,006        2,710,259        2,283,945
                                             ===============   ==============   ==============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                      COMMON STOCK
                                          --------------------------------          ACCUMULATED
                                                 SHARES             AMOUNT            DEFICIT             TOTAL

BALANCES AT APRIL 30, 1994                    2,270,575       $   4,086,947       $  (2,717,475)   $   1,369,472

    Warrants exercised                           80,000              10,000                               10,000
    Net loss                                                                           (384,430)        (384,430)
                                          -------------       -------------       --------------   --------------

BALANCES AT APRIL 30, 1995                    2,350,575           4,096,947          (3,101,905)         995,042

    Net income                                                                          143,565          143,565
                                          -------------       -------------       -------------    -------------

BALANCES AT APRIL 30, 1996                    2,350,575           4,096,947          (2,958,340)       1,138,607

    Options exercised                            32,000               6,000                                6,000
    Warrants exercised                           80,000              10,000                               10,000
    Net income                                                                          208,716          208,716
                                          -------------       -------------       -------------    -------------

BALANCES AT APRIL 30, 1997                    2,462,575       $   4,112,947       $  (2,749,624)   $   1,363,323
                                          =============       =============       =============    =============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED


STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------------------------------------------
                                                                            1997             1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $     208,716   $     143,565   $     (384,430)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
      Depreciation and amortization                                        927,950         850,723          760,637
      Equity in income of joint venture                                    (16,257)        (21,199)         (62,388)
      Changes in assets and liabilities:
        Accounts receivable                                               (384,361)       (171,861)          65,122
        Inventories                                                        (36,182)         20,431          (16,140)
        Prepaid expenses and other                                         (14,850)         (1,002)          (6,266)
        Other assets                                                        (3,573)         17,357          (14,009)
        Accounts payable, accruals, and other accrued expenses             126,886          (8,000)         410,120
        Deferred revenue                                                    34,824         (65,088)          72,799
                                                                     -------------   -------------   --------------
             Net cash provided by operating activities                     843,153         764,926          825,445

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for capitalized software                                 (598,899)       (573,308)        (794,626)
    Other capital expenditures                                            (163,449)        (23,562)        (332,896)
    Investment in joint venture                                                                                (500)
    Purchase of joint venture interest, net of cash acquired               (52,500)
    Purchase of California precision graphics service company,
      net of cash acquired                                                                 (26,500)
    Proceeds from the sale of property, plant, and equipment                                24,594
                                                                     -------------   -------------   --------------
             Net cash used in investing activities                        (814,848)       (598,776)      (1,128,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                          6,151,690       5,536,789        5,245,341
    Payments under revolving credit agreement                           (5,989,006)     (5,531,122)      (5,110,120)
    Proceeds from issuance of long-term debt                                                10,338          244,545
    Payments on long-term debt                                            (162,990)       (148,492)        (160,042)
    Principal payments under capital lease obligations                     (43,999)        (33,663)         (39,395)
    Proceeds from issuance of common stock                                  16,000                           10,000
                                                                     -------------   -------------   --------------
             Net cash (used in) provided by financing
                activities                                                 (28,305)       (166,150)         190,329
                                                                     -------------   -------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       -               -          (112,248)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                                                                       112,248
                                                                     -------------   -------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $          -    $          -    $           -
                                                                     =============   =============   =============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

1.      FINANCIAL CONDITION AND MANAGEMENT'S PLAN TO
        OVERCOME FINANCIAL CHALLENGES

        The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in Infinite Graphics Incorporated's (the Company) balance sheet as of April 30, 1997, the Company's current liabilities exceeded its current assets by $261,472.

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

        CAPITALIZED SOFTWARE COSTS - The Company capitalizes certain costs incurred in developing and enhancing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and amortizes such costs over the remaining economic life of the related products, which is estimated to be three years for its internally developed products ($968,455 and $1,040,616, net of accumulated amortization at April 30, 1997 and 1996, respectively). Certain acquired software technology ($54,173 and $29,664, net of accumulated amortization at April 30, 1997 and 1996, respectively) is being amortized over its estimated remaining useful life of three to five years. Amortization of capitalized software charged to cost of goods sold amounted to $646,551, $608,334 and $556,618 for the years ended April 30, 1997, 1996, and 1995, respectively.

        RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, product lines and geographic location. A product line or geographic location is deemed impaired if a forecast of undiscounted future cash flows directly related to the product line or geographic location, including disposal value, if any, is less than its carrying amount. If a product line or geographic location is determined to be impaired, the loss is measured as the amount by which the carrying amount of the product line or geographic location exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, and estimates of fair value are based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired product line or geographic location was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

        NET INCOME (LOSS) PER SHARE - Net income (loss) per share is based upon the weighted average common and common equivalent shares outstanding. For the years ended April 30, 1997 and 1996, common stock equivalents (stock options and warrants) increased the weighted average common and common equivalent shares outstanding by 336,228 and 359,684 shares, respectively. For the year ended April 30, 1995, common stock equivalents (stock options and warrants) are not included since their effect was antidilutive.

        STATEMENTS OF CASH FLOWS - Supplemental disclosures of cash flow information for the years ended April 30 are as follows:

                                        1997         1996          1995

        Cash paid for interest      $  115,359   $  120,518    $  91,427
        Cash paid for taxes                           4,745       14,823

Noncash investing and financing activities are as follows:

On November 27, 1996, the Company purchased from the joint venture partner a photoplotter and all of the partner's interest in the joint venture. In connection with the purchase, the assets acquired, liabilities assumed, and consideration paid were as follows:

Asssets acquired:
 Cash                                                          $        500
 Accounts receivable                                                 31,033
 Inventories                                                         12,287
 Property and equipment                                              46,513
 Other                                                                6,399
 Receivable from the Company                                         85,152
                                                               ------------
                                                                    181,884
Liabilities assumed:
 Accounts payable                                                    47,063
 Accrued liabilities and compensation                                31,821
 Deferred revenue                                                    50,000
                                                               ------------
                                                                    128,884
                                                               ------------
Cash paid                                                      $     53,000
                                                               ============

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

The assets acquired and consideration paid are as follows:

Cash                                                           $      1,000
Accounts receivable                                                   9,702
Equipment                                                            92,798
                                                               ------------
  Total assets                                                      103,500
Note issued                                                          76,000
                                                               ------------
  Cash paid                                                    $     27,500
                                                               ============

The acquisitions were accounted for under the purchase method of accounting. The Company included the results of operations of the joint venture beginning December 1, 1996 (prior to the acquisition the Company recorded the joint venture's operations on the equity basis) and the California precision graphics company beginning September 13, 1995. These acquisitions had no material impact on the Company's operations, therefore, no pro forma disclosures are presented.

In connection with the formation of a joint venture in fiscal 1995, the following items were contributed by the Company for a 50% equity interest in the joint venture:

Assets contributed:
 Cash                                                           $        500
 Accounts receivable                                                  71,855
 Inventories                                                          14,531
 Property and equipment                                               19,831
 Other                                                                16,400
                                                                ------------
                                                                     123,117

Liabilities assumed by joint venture:
 Accounts payable                                                      5,593
 Accrued liabilities and compensation                                 37,428
 Payable to the Company                                               30,096
                                                                ------------
                                                                      73,117
                                                                ------------
Investment in joint venture                                     $     50,000
                                                                ============

Accounts payable includes invoices for equipment purchases of $42,340 and $33,305 at April 30, 1997 and 1996, respectively. In fiscal 1996, the Company entered into an equipment loan to purchase $14,052 of equipment. Capital lease obligations of $156,091, $5,859, and $48,773 were incurred when the Company entered into leases for new equipment in fiscal 1997, 1996, and 1995, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to increase basic income per share by $.01 per share for each of the years ended April 30, 1997 and 1996 due to the elimination of common stock equivalents from the calculation.

3.      INVENTORIES

                                                              April 30
                                                    ----------------------------
                                                        1997            1996

  Raw materials                                     $    147,252    $    106,799
  Work-in-process and finished goods                      15,700           7,684
                                                    ------------    ------------
                                                    $    162,952    $    114,483
                                                    ============    ============
4.      PROPERTY, PLANT, AND EQUIPMENT

                                                              April 30
                                                    ----------------------------
                                                         1997           1996

  Land                                              $     20,000    $     20,000
  Buildings and improvements                             420,670         415,124
  Leasehold improvements                                 300,672         248,664
  Machinery and equipment                              3,703,277       3,337,058
  Vehicles                                                42,705          30,628
  Furniture and fixtures                                 172,606         165,394
                                                    ------------    ------------
                                                       4,659,930       4,216,868
  Less accumulated depreciation and amortization       3,968,928       3,618,972
                                                    ------------    ------------
                                                    $    691,002    $    597,896
                                                    ============    ============

        The above amounts include equipment under capital leases with a cost of $215,745 and $122,566 and accumulated amortization of $62,246 and $81,879 at April 30, 1997 and 1996, respectively.

5.      INVESTMENT IN JOINT VENTURE

        Effective May 1, 1994, the Company entered into a verbal agreement to form a joint venture in which, upon contribution of substantially all of the net assets of the Company's New Hampshire facility (approximately $50,000), the Company would own 50% of the equity of the new corporation. The assets were transferred at their historical carrying values.

        The Company purchased from the joint venture partner, on November 27, 1996, a photoplotter and all of the partner's interest in the joint venture. The Company agreed to continue payments totaling $66,000 to the partner due in monthly installments of $5,500 (which includes $3,000 for a monthly service agreement). The final payment is due on November 1, 1997, at which time the partner agrees to transfer ownership of the photoplotter to the Company. The Company also agreed to assume all the assets and liabilities of the joint venture and pay the partner $53,000 in cash and to provide the partner $50,000 of Engineering Services beginning on December 1, 1996 for the partner's interest in the joint venture. The Company assigned a value of approximately $30,000 to the photoplotter, approximately the future principal payments the Company will make. The acquisition was accounted for under the purchase method of accounting. (See Note 2.)

        Summarized financial information from the unaudited financial statements of the joint venture, accounted for by the equity method, are as follows:
                                                                   April 30
                                                                     1996

        Current assets                                           $     92,557
        Noncurrent assets                                             246,931
        Current liabilities                                            72,314
        Stockholders' equity                                          267,174



                                         Period from       Years Ended April 30
                                        May 1, 1996 to     --------------------
                                       November 27, 1996     1996         1995

        Net sales                         $ 273,766       $ 500,486   $ 544,011
        Costs and expenses                  241,253         458,088     419,235
        Net income                           32,513          42,398     124,776

        The Company's share of net income of the joint venture for the years ended April 30, 1997, 1996, and 1995, was $16,257, $21,199, and $62,388,
        respectively.

6.      REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

                                                            April 30
                                                -------------------------------
                                                    1997               1996

        Revolving credit agreements             $    427,291        $   264,607
                                                ============        ===========

        Notes payable:
          Promissory notes                      $    149,202        $   235,488
          Term loan                                   17,670             50,435
          Equipment loans                             15,619             59,558
                                                ------------        -----------
                                                     182,491            345,481
        Less current maturities                      175,096            162,697
                                                ------------        -----------
                                                $      7,395        $   182,784
                                                ============        ===========

        The $427,291 and $264,607 payable under the revolving credit agreements (the Agreements) at April 30, 1997 and 1996, respectively, is due on demand. The amount available under the Agreements is at the lender's discretion and is limited to 70% of engineering service and software receivables. The required payments under the Agreements are the Company's daily cash receipts. The Agreements continue in effect until terminated by either party with 30 days prior written notice. Substantially all assets of the Company are pledged as collateral under the Agreements. The terms of the Agreements requires a monthly minimum interest charge of $2,000. The weighted average interest rate was 19.0% and 20.0% for the years ended April 30, 1997 and 1996, respectively, which includes the monthly minimum interest charge. Effective January 20, 1995, the terms of the Agreements were modified to include a reduction in the interest rate from prime plus 10% to prime plus 6% (14.50% at April 30, 1997), with an additional promissory note in the amount of $240,000 at an interest rate of 14%, to be paid back in installments of $4,000 per month plus interest, with a final payment of $100,000 due on January 20, 1998.

        During fiscal 1996, in connection with the Company's purchase of assets of a California precision graphics service company from bankruptcy court, the Company entered into a promissory note for $76,000 which bears interest at prime plus 2% (10.50% at April 30, 1997 and is payable in twenty-four equal monthly payments). The note is secured by the assets acquired. The balance outstanding at April 30, 1997, of $17,202, is due in fiscal 1998.

        The term loan bears interest at 8%, is payable in monthly installments of $2,500, and is collateralized by a security interest in the Company's equipment and proceeds and products of such equipment. At April 30, 1997 and 1996, the amount payable under this note is $17,500 of principal plus $170 of future interest and $47,500 of principal plus $2,935 of future interest, of which $17,670 and $32,935, is classified as a current liability, respectively.

        During fiscal 1996 and 1994 the Company entered into various equipment loans, each of which is collateralized by the equipment purchased. Principal borrowings on these loans as of April 30, 1997 and 1996 total $15,619 and $59,558, respectively, at interest rates of 6.9% to 13%. As of April 30, 1997, the $15,619 consists of one loan that requires future monthly principal and interest payments totaling $16,895 until February 1999.

        These agreements contain certain covenants, and the Company is restricted from declaring or paying dividends or applying any funds, properties, or assets to the purchase, redemption, or other retirement of any shares of capital stock.

        Principal maturities on the notes outstanding at April 30, 1997 are payable as follows:

        Years ending April 30:
          1998                                                $    175,096
          1999                                                       7,395
                                                              ------------
                                                              $    182,491
                                                              ============

        The carrying amounts of notes payable and long-term debt approximate fair market value at April 30, 1997. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

7.      LEASE COMMITMENTS

        The Company leases certain of its facilities and equipment under operating leases (see Note 10). Rent expense incurred on these leases was approximately $222,000, $167,000, and $174,000 for the years ended April 30, 1997, 1996, and 1995, respectively.

        Future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at April 30, 1997 are as follows:

                                                       Capital       Operating

        Years ending April 30:
          1998                                     $     57,656    $     98,445
          1999                                           45,350          11,688
          2000                                           35,868
          2001                                           35,868
          2002                                           14,945
                                                   ------------    ------------
        Total minimum lease payments                    189,687    $    110,133
                                                                   ============
        Less amounts representing interest               35,168
                                                   ------------
        Present value of net minimum obligations        154,519
        Less current portion                             43,054
                                                   ------------
        Long-term obligations at April 30, 1997    $    111,465
                                                   ============

8.      STOCKHOLDERS' EQUITY

        STOCK OPTIONS - The Company has two Incentive Stock Option Plans (the Plans) for key employees and directors. The Company has reserved 700,000 shares of common stock for the plans. The option exercise price is to be not less than the fair market value of the stock at the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. The incentive options granted are exercisable as follows: 20% after the first year, 40% after the second year, 60% after the third year, 80% after the fourth year, and 100% after the fifth year. At April 30, 1997, options to purchase 220,000 shares of common stock were exercisable at a weighted average exercise price of $0.31 per share. Activity under the Plans is as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                       Options                           Price
                                     Excercisable        Shares       Per Share
                                     ------------        ------       ---------

        Balances at April 30, 1994       181,000          340,000       $.54
          Expired                                        (100,000)      1.23
                                                      ------------
        Balances at April 30, 1995       191,500          240,000        .26
          Granted                                          50,000        .31
                                                      -----------
        Balances at April 30, 1996       232,000          290,000        .33
          Granted                                         120,000        .88
          Exercised                                       (32,000)       .19
          Expired                                          (8,000)       .19
                                                      -----------
        Balances at April 30, 1997       220,000          370,000       $.52
                                                      ===========       ====

              The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plans. No compensation cost has been recognized for options issued under the Plans when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of the grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have changed to the pro forma amounts indicated below:

                                                         1997            1996
                                                       ---------       --------
           Net income, as reported                     $208,176        $143,565
           Net income, pro forma                       $198,281        $131,478
           Net income per common share, as reported     $ .08           $ .05
           Net income per common share, pro forma       $ .07           $ .05

       The fair value of each option grant during 1997 and 1996 was estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions:

                                                         1997             1996
                                                      ---------        ------
           Dividend yield                                None           None
           Expected volatility                          43.94%         125.86%
           Expected life of option                          5               5
           Risk free interest rate                       6.33%           6.13%
           Fair value of options on grant date           $.42            $.71

       The following table summarizes information about stock options outstanding at April 30, 1997:


                                            Options Outstanding                   Options Exercisable
                                 ---------------------------------------      ---------------------------
                                            Wgtd Avg Remaining  Wgtd Avg                   Wgtd Avg
              Range of             Number    Contractural Life  Exercise        Number     Exercise
           Exercise Prices       Outstanding      (Years)        Price        Exercisable    Price
           ---------------       -----------      -------        -----        -----------    -----
         $.19                       50,000         1             $.19             50,000     $.19
         $.28-$.31                 150,000         1.50          $.30            150,000     $.30
         $.69-$.88                 170,000         4.61          $.82             20,000     $.69
                                   -------                                       -------
         $.19-$.88                 370,000         2.86          $.52            220,000     $.31
                                   =======         ====          ====            =======     ====


        WARRANTS - In November 1992, warrants to purchase 350,000 shares of common stock at an exercise price of $.125 per share were issued as part of a debt restructuring. During fiscal 1997 and 1995, warrants to purchase 80,000 shares of common stock were exercised in each year. The remaining warrants (190,000 shares) are currently exercisable and expire November 17, 1997.

9.      INCOME TAXES

        Income tax expense for the years ended April 30, 1997 and 1996 have been primarily offset by a reduction in the valuation allowances for deferred taxes. The income tax benefit for fiscal 1995 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss carryforward was not expected. Income tax expense for the years ended April 30, 1997, 1996, and 1995 relates to minimum taxes due to various states the Company operates in.

        For the years ended April 30, the provisions for income taxes differ from the expected income tax based on the federal statutory tax rate as follows:


                                                     1997             1996            1995

        Federal tax at statutory rate          $      73,000   $      51,000    $   (133,000)
        State taxes, net of federal benefit            2,000           2,000           2,000
        Change in estimated future tax rates                                          86,000
        Change in valuation allowances               (85,000)        (91,000)         57,000
        Other                                         12,000          40,000          (8,000)
                                               -------------   -------------    -------------
                                               $       2,000   $       2,000    $      4,000
                                               =============   =============    ============


        Deferred tax assets and liabilities represent the tax impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

        Deferred taxes as of April 30 consist of the following:


                                                                   1997            1996
        Current deferred tax assets:

          Allowance for doubtful accounts and other accruals  $     102,000   $       86,000
          Less valuation allowance                                 (102,000)         (86,000)
                                                              --------------  --------------
          Net current deferred tax assets                     $          -    $           -
                                                              =============   =============

        Long-term deferred tax (liabilities) assets:
          Software development costs                          $    (368,000)  $     (395,000)
          Excess of tax over book depreciation                     (467,000)        (494,000)
          Tax net operating loss carryforward                     1,326,000        1,481,000
          General business credit                                   359,000          359,000
          Less valuation allowance                                 (850,000)        (951,000)
                                                              --------------  --------------
          Net long-term deferred tax assets (liabilities)     $          -    $           -
                                                              =============   =============


        The Company has recorded valuation allowances to reduce the recorded net deferred tax assets to zero after considering evidence regarding future realization of the deferred amounts.

        At April 30, 1997, the Company has income tax net operating loss carryforwards of approximately $3,500,000 for federal and $1,900,000 for Minnesota tax purposes. If not used, these carryforwards will begin to expire in 2000 for federal and 2003 for state. The Company also has federal general business credits of approximately $359,000 which will begin to expire in 2003.


10.     RELATED-PARTY TRANSACTIONS

        The Company leases one of its facilities from a partnership which is 50% owned by the chairman of the board of the Company. Monthly rentals under this lease are $2,750. Rent expense incurred on this lease was $33,000 for each of the years ended April 30, 1997, 1996, and 1995, respectively.

        The Company leases production equipment from a partnership of which the chairman of the board is a partner. Rent expense incurred on this lease was $38,340 for each of the years ended April 30, 1997, 1996, and 1995.

        At April 30, 1996, other accrued expenses include $173,378 due to the joint venture in which the Company had an equity interest of 50%.

11.     SEGMENT INFORMATION

        The Company has two business segments: designing and producing precision graphics products (Engineering Services Division) and designing, assembling, and marketing CAD/CAM systems (Systems Software Division).

        Summarized financial information by business segment as of and for the years ended April 30 is as follows:


                                                         1997               1996                1995
        Revenues:
          Engineering services                     $    4,043,174      $    3,204,247    $     2,548,288
          Systems software                              1,801,585           1,882,806          1,608,032
          Other income                                     71,313              63,175             44,317
                                                   --------------      --------------    ---------------
                                                   $    5,916,072      $    5,150,228    $     4,200,637
                                                   ==============      ==============    ===============
        Operating income (loss):
          Engineering services                     $    1,206,715      $      869,205    $       608,045
          Systems software                                807,389             909,124            752,484
          General corporate expenses (including
             unallocable selling expenses)             (1,676,767)         (1,536,616)        (1,724,004)
          Interest expense                               (142,878)           (117,347)           (79,343)
                                                   ---------------     --------------    ---------------
                                                   $      194,459      $      124,366    $      (442,818)
                                                   ==============      ==============    ================
        Identifiable assets:
          Engineering services                     $    1,464,141      $    1,185,282    $     1,178,913
          Systems software                              1,670,711           1,482,418          1,575,338
          General corporate                               198,265             264,865            202,740
                                                   --------------      --------------    ---------------
                                                   $    3,333,117      $    2,932,565    $     2,956,991
                                                   ==============      ==============    ===============
        Capital expenditures:
          Engineering services                     $      308,334      $      100,014    $       347,953
          Systems software                                 87,867              13,339             53,231
          General corporate                                46,861               3,536             33,172
                                                   --------------      --------------    ---------------
                                                   $      443,062      $      116,889    $       434,356
                                                   ==============      ==============    ===============
        Depreciation and amortization:
          Engineering services                     $      192,914      $      150,642    $        55,356
          Systems software                                684,160             664,956            647,118
          General corporate                                50,876              35,125             58,163
                                                   --------------      --------------    ---------------
                                                   $      927,950      $      850,723    $       760,637
                                                   ==============      ==============    ===============


12.     DEFERRED SAVINGS PLANS

        The Company has a defined contribution savings plan for employees who have completed 30 days of service and attained the age of 21. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. No such discretionary contributions were made for the years ended April 30, 1997, 1996, or 1995. The Company also has a discretionary cash bonus plan. The Company accrued approximately $52,000, $50,000, and $0 for the years ended April 30, 1997, 1996, and 1995, respectively, relating to the discretionary cash bonus plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

        (a) The Directors of the Company.

         The Bylaws of the Company provide that the Board of Directors shall consist of one or more members. Currently, the Board of Directors of the Company consists of two persons, each of whose term expires at the 1997 annual meeting.

         The Bylaws of the Company provide that the number of members of the Board of Directors to be elected at any meeting of the shareholders shall be determined from time to time by the Board of Directors. If the Board of Directors does not expressly fix the number of directors to be so elected, then the number of directors shall be the number of directors elected at the preceding regular meeting of the shareholders. The Board of Directors has fixed the number of directors to be elected at the 1997 annual meeting at three directors, but has not named nominees for the vacancies that will occur. The current directors of the Company are:


                                          Current Position             Principal Occupations              Director
Name of Director             Age          With the Company             During Past 5 Years                Since
-------------------------    ---          ----------------             --------------------------         -----

Clifford F. Stritch, Jr.     50           Chairman of the              Chairman of the Board,             Aug
                                          Board, Director,             Director, and CEO of               1970
                                          CEO, and CFO                 the Company.

Edwin F. Snyder              54           Director                     Since October 1996,                Sept
Director                                                               Vice-President of                  1990
                                                                       Marketing and Sales
                                                                       with Wave Crest of
                                                                       Edina, MN. From March
                                                                       1995 to September 1996,
                                                                       Vice-President of Sales
                                                                       and Marketing with Johnstech
                                                                       International. From Feb-
                                                                       ruary 1992 to March
                                                                       1995, Vice-President of
                                                                       Marketing with Visu-Com
                                                                       of Baltimore, MD.


         (b)       The Executive Officers of the Company.

         Each of the Executive Officers is elected annually by the Board of Directors and holds the office at the will of the Board of Directors. The current executive officer of the Company is:


                                                                                 Principal Occupations
Name                                Age      Position with the Company            During Past 5 Years
-------------------------           ---      -------------------------            -------------------
Clifford F. Stritch, Jr.            50       Chairman of the Board,               Chairman of the Board since
                                             Chief Executive Officer,             1982, Chief Executive
                                             Director, Chief Financial Officer    Officer since 1984,
                                                                                  Director since 1970,
                                                                                  Chief Financial Officer
                                                                                  since November 1995.


        (c) Compliance with Section 16(a) of the Securities Exchange Act of
1934.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation.

         The following table sets forth certain information regarding compensation paid to or accrued for the chief executive officer during the fiscal years indicated. No other executive officer had compensation in excess of $100,000 during any of the fiscal years for which information is provided.

                                     SUMMARY COMPENSATION TABLE


Name and Principal                                                           Other Annual
Position                     Year          Salary           Bonus            Compensation
--------                     ----          ------           -----            ------------
Clifford F. Stritch, Jr.     1997          $142,000        $ 5,000(1)          $5,938(2)
CEO
                             1996          $130,000        $15,891(1)          $4,546(2)

                             1995          $130,000         - 0 -              $4,765(2)



(1) Bonuses relate to applicable fiscal year but were paid in subsequent years
(2) Includes insurance and car allowance


                       OPTIONS GRANTED DURING FISCAL 1997

        No options were granted to Mr. Stritch during the Company's 1997 fiscal year.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR,
                           AND FY-END OPTION/SAR VALUE

        The following table provides information related to options exercised by Mr. Stritch during fiscal 1997 and the number and value of options held by him at fiscal year-end. The Company does not have any outstanding stock appreciation rights.


                                                                              Value of
                                                          Number of           Unexercised
                                                          Unexercised         in-the-Money
                                                          Options/SARs at     Options/SARs at
                           Shares                         Fiscal Year-end     Fiscal Year-end
                           Acquired on     Value          Exercisable /       Exercisable/
Name                       Exercise (#)    Realized ($)   Unexercisable (#)   Unexercisable ($)(1)
-------------------------  ------------    ------------   -----------------   --------------------
Clifford F. Stritch, Jr.         0              0         100,000 / 0         $38,000/ 0

---------------
(1) Options are "in-the-money" if the fair market value of the underlying shares at fiscal year-end is greater than the exercise price. The amount set forth represents the difference between the fair market value of the Company's Common Stock on April 30, 1997 ($0.69), and the option price multiplied by the number of shares subject to the option.

        Director Compensation. Each non-employee director of the Company receives $2,500 per quarter.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        (a) Security Ownership of Certain Beneficial Owners.

         To the best of the Company's knowledge, the only beneficial owners of more than 5% of the Company's outstanding Common Stock, as of April 30, 1997, are listed below. Except as indicated below, the Company believes that each of such persons has the sole (or jointly with spouse) voting and investment powers with respect to such shares.

                                                 Shares               Percent
         Name of                                 Beneficially         of
         Beneficial Owner                        Owned                Class
         ----------------                        -----                -----
         Clifford F. Stritch, Jr. (1) (2)        1,116,050            43.6 %
         4611 East Lake Street
         Minneapolis, Minnesota 55406

         Robert Fink (3)                           350,000            13.2 %
         1850 Arvin Drive
         Mendota Heights, Minnesota 55118

         Heartland Advisors, Inc.                  160,000             6.5%
         790 North Milwaukee Street
         Milwaukee, WI 53202


(1) Includes 100,000 shares of Common Stock that Mr. Stritch has the right to acquire by the exercise of currently exercisable options held by Mr. Stritch under the Company's Stock Option Plan.

(2) An irrevocable trust of which Mr. Stritch's daughter, Kendra L. Stritch, is the beneficiary is the owner of 23,800 Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in those shares. An irrevocable trust of which Mr. Stritch's son, Carter Francis Stritch, is the beneficiary is the owner of 21,500 Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in these shares. Mr. Stritch is not a trustee of either trust.

(3) Includes 190,000 shares of Common Stock that Mr. Fink has the right to acquire by the exercise of currently exercisable warrants.

        (b) Security Ownership of Management.

         The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each director and nominee for director of the Company and by all corporate or executive officers and directors of the Company as a group, as of April 30, 1997. Except as indicated below, the Company believes that each of such persons has the sole (or jointly with spouse) voting and investment powers with respect to such shares.

                                                   Shares              Percent
         Name of Director                          Beneficially        of
         or Identity of Group                      Owned               Class
         --------------------                      -----               -----

         Clifford F. Stritch, Jr. (1)(2)           1,116,050            43.6 %

         Edwin F. Snyder (3)                          67,889             2.7 %

         Directors and Executive Officers
           as a Group (2 persons) (1)(2)(3)        1,183,939            44.9 %
---------------

(1)     See note (1) to the preceding table.

(2)     See note (2) to the preceding table.

(3) Includes 50,000 shares of common stock that Mr. Snyder has the right to acquire by exercise of stock options that are currently exercisable.


Item 13. Certain Relationships and Related Transactions.

         During fiscal 1997, the Company leased the properties at 4621 East Lake Street from Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Schultz. The lease for 4621 East Lake Street is dated October 31, 1983, and had an original term of five years. In 1988, the Company exercised its option to renew this lease for an additional five year term. The lease was subsequently amended to extend to April 30, 1997. The Company still occupies these premises and is negotiating a new lease. The rent is currently $2,750 per month.

        The Company leased certain production equipment from Precision Imaging, a partnership in which Clifford F. Stritch Jr. is a partner. At April 30, 1997, Mr. Stritch held a 67 percent interest in the partnership. The Company was unable to finance the equipment directly; therefore leased the equipment through Precision Imaging. Under the terms of the lease, the Company pays monthly rent of $3,195.

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

10.32 Amended lease between the Company and Anchor Paper Company dated January 1, 1996, filed as Exhibit 10.32 to the Annual Report on Form 10-K for the year ended April 30, 1996.

10.33 Lease between the Company and Superior Investment Company dated September 1, 1995, filed as Exhibit 10.33 to the Annual Report on form 10-K for the year ended April 30, 1996.

10.34 Amended lease between the Company and Anchor Paper Company dated January 1, 1997.**

27      Financial data schedule.**

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

* Indicates management contracts or compensatory plan or arrangement required to be filed is an exhibit to Form 10-K.

**      Filed herewith.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1997            By:  /s/ CLIFFORD F. STRITCH, JR.
                                    -------------------------------
                                       Clifford F. Stritch, Jr.
                                       Chairman of the Board



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  August 13, 1997            By:  /s/ CLIFFORD F. STRITCH, JR.
                                    -------------------------------
                                       Clifford F. Stritch, Jr.
                                       Chairman of the Board
                                       Chief Executive Officer
                                       Chief Financial Officer


Date:  August 13, 1997            By:  /s/ EDWIN F. SNYDER
                                    ----------------------
                                       Edwin F. Snyder
                                       Director

                                INDEX TO EXHIBITS


         Amended lease between the Company and Anchor Paper Company dated January 1, 1997

         Financial data schedule