Form 10-Q
period 1997-07-31
INFINITE GRAPHICS INC
filed 1997-09-15
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:   July 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                2,462,575 common shares as of September 15, 1997

                            Total number of pages: 9

                            Exhibit index on page: 9

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (Unaudited)

                                                                   July 31, 1997    April 30, 1997
                                                                    -----------       -----------
                               ASSETS
CURRENT ASSETS:
  Accounts receivable, less allowance for doubtful accounts
    of $99,104 and $104,441, respectively                           $ 1,093,322       $ 1,390,198
  Inventories                                                       $   163,337       $   162,952
  Prepaid expenses and other                                        $    62,289       $    36,312
                                                                    -----------       -----------
       Total current assets                                         $ 1,318,948       $ 1,589,462

PROPERTY, PLANT, AND EQUIPMENT, net                                 $   635,338       $   691,002

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,983,889 and $5,819,399, respectively                       $ 1,039,011       $ 1,022,628

OTHER ASSETS                                                        $    20,015       $    30,025
                                                                    -----------       -----------
                                                                    $ 3,013,312       $ 3,333,117
                                                                    ===========       ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit agreement                                        $   336,239       $   427,291
  Trade accounts payable                                            $   242,091       $   317,451
  Accrued salaries, wages, vacations and employee withholdings      $   285,464       $   310,962
  Other accrued expenses                                            $   283,905       $   317,772
  Deferred revenue                                                  $   197,798       $   259,308
  Current portion of long-term debt                                 $   145,370       $   175,096
  Current portion of capitalized lease obligations                  $    39,004       $    43,054
                                                                    -----------       -----------
       Total current liabilities                                    $ 1,529,871       $ 1,850,934

LONG-TERM DEBT, less current portion                                $     5,230       $     7,395

CAPITALIZED LEASE OBLIGATIONS, less current portion                 $   102,785       $   111,465

STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized 10,000,000 shares,
    issued and outstanding 2,462,575 at July 31, 1997 and
    April 30, 1997                                                  $ 4,112,947       $ 4,112,947
  Accumulated deficit                                               ($2,737,521)      ($2,749,624)
                                                                    -----------       -----------
       Total stockholders' equity                                   $ 1,375,426       $ 1,363,323
                                                                    -----------       -----------
                                                                    $ 3,013,312       $ 3,333,117
                                                                    ===========       ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Month Period
                                              Ended July 31,
                                            1997          1996
                                         ----------    ----------
REVENUES:
  Net sales                              $1,358,803    $1,258,547
  Other income                                         $   40,000
                                         ----------    ----------
                                         $1,358,803    $1,298,547
COSTS AND EXPENSES:
  Cost of products sold                  $  818,215    $  797,732
  Selling, general and administrative    $  440,820    $  373,042
  Research and development costs         $   60,795    $   82,367
  Interest                               $   26,870    $   26,487
                                         ----------    ----------
       Total costs and expenses          $1,346,700    $1,279,628
                                         ----------    ----------

OPERATING INCOME                         $   12,103    $   18,919

LOSS OF JOINT VENTURE                                  $    2,906
                                         ----------    ----------

NET INCOME                               $   12,103    $   16,013
                                         ==========    ==========


NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                       NIL    $     0.01
                                         ==========    ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                      2,738,939     2,672,086
                                         ==========    ==========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Month Period
                                                                 Ended July 31,
                                                                1997          1996
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  12,103     $  16,013
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
  Depreciation and amortization                              $ 241,436     $ 228,760
  Equity in income of joint venture                                        $   2,906
  Changes in asset and liabilities:
    Accounts receivable                                      $ 296,876     $ 131,568
    Inventories                                              ($    385)    ($  1,409)
    Prepaid expenses and other and other assets              ($ 15,967)    ($ 42,156)
    Deferred revenue                                         ($ 61,510)    ($ 32,155)
    Accounts payable, accruals and other accrued expenses    ($134,725)    ($117,730)
                                                             ---------     ---------
          Net cash provided by operating activities          $ 337,828     $ 185,797

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capitalized software                      ($180,873)    ($146,974)
  Other capital expenditures                                 ($ 21,282)    ($  5,019)
                                                             ---------     ---------
          Net cash used in investing activities              ($202,155)    ($151,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in revolving credit agreement          ($ 91,052)    $  18,500
  Payments on long-term debt and principal
    payments on capital lease obligations                    ($ 44,621)    ($ 52,304)
                                                             ---------     ---------
          Net cash used in financing  activities             ($135,673)    ($ 33,804)
                                                             ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $       0     $       0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             $       0     $       0
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       0     $       0
                                                             =========     =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of July 31, 1997 and the Statements of Income for the three month periods ended July 31, 1997 and 1996 and Statements of Cash Flows for the three month ended July 31, 1997 and 1996 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1997 has been derived from the audited Balance Sheet included in the Company's April 30, 1997 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1997 Annual Report to Shareholders.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheet as of July 31, 1997, current liabilities exceed its current assets by $211,000.

During fiscal 1998, the Company has plans to increase sales approximately the same level as that achieved in fiscal 1997 and to obtain additional debt and/or equity financing. If these increased sales are not achieved and additional debt and/or equity financing is not obtained, the Company will not be able to implement its growth plans and could be required to reduce software development activity.

NOTE B:
Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 276,364 and 321,511 for the three month periods ended July 31, 1997 and 1996, respectively from the assumed exercise of outstanding options and warrants using the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

Operations for the three months ended July 31, 1997 resulted in sales of $1,359,000 compared to $1,259,000 for the same period last year or a 8 percent increase. Engineering Services accounted for $932,000 compared to sales of $949,000 for the same period last year or a 2 percent decrease. Systems sales were $427,000 compared to sales of $310,000 for the same period a year ago or a 38 percent increase. The decrease in Engineering Services sales of $17,000 is attributable to decreases in the Company's core business of $123,000 partially offset by an increase of $106,000 in sales resulting from the purchase of the joint venture in November 1996 (the Joint Venture). The increase in System sales of $117,000 is attributable to new releases of existing products. Other income for the three months ended July 31, 1996 related to management fees, products, and services provided to the Joint Venture.

The increase in System sales was the primary contributor to the gross margin increasing to 40 percent for the three months ended July 31, 1997 compared to 37 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended July 31, 1997 were $441,000 compared to $373,000 for the same period last year, an increase of $68,000 or 18 percent. S, G & A increased because of increases in salary expense due to three new employees and additional spending on advertising and trade shows. Research and development costs were $61,000 compared to $82,000, or a 26 percent decrease. The decrease is attributable to the Company developing a new CAM product and capitalizing costs relating to the new product as software development costs. Interest expense remained the same during the three months ended July 31, 1997, when compared to the same period in 1996.

The Company's portion of the loss of joint venture for the three months ended July 31, 1996 related to the operations of the Joint Venture, which was aquired in November 1996. The operations of the former Joint Venture are now included in the individual line items in the statements of income.

The Company had net income of $12,000 for three months ended July 31, 1997, compared to net income of $16,000 for the three months ended July 31, 1996.

Liquidity. The Company's cash flow from operations was $338,000 for the three months ended July 31, 1997, compared to $186,000 for the same period last year. The largest components of cash flow from operations for three months ended July 31, 1997 were depreciation and amortization of $241,000 and the decrease in accounts receivable of $297,000. The largest component of cash flow from operations for three months ended July 31, 1996 was depreciation and amortization of $229,000.

Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for the remainder of fiscal 1998. The Company is currently completing the approval process for a $700,000 new equipment loan. The proposed term of the new equipment loan is for 7 years at an 8.5% interest rate. Payments would begin one month from the date of the note and the monthly payment would be $11,820. The Company is also currently completing the approval process for a $250,000 mortgage note for the 4611 East Lake Street Facility, of which $116,000 of the proceeds would be used to pay the existing mortgage between the Company and Republic Acceptance Corporation. The Company is currently negotiating the term of the mortgage note and interest rate. The Company expects the approval processes to be finalized in the second quarter of fiscal 1998. However, there can be no assurance the loans will be finalized. The Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity financing, it may not be able to expand its investment into new operations, and may also have to reduce its level of software development. As of July 31, 1997, current liabilities exceed current assets by $211,000.

Capital Resources: The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1998, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing. The Company's capital expenditures for equipment, automation improvements and new opportunities during fiscal 1998 are expected to be approximately $2,500,000. The Company has no commitments at this time. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flow used in investing activities was $202,000 and $152,000 for the three month periods ended July 31, 1997 and 1996, respectively. For three months ended July 31, 1997 it consisted primarily of expenditures for capitalized software of $181,000 and $21,000 for other capital expenditures. For the three months ended July 31, 1996 it consisted primarily of expenditures for capitalized software of $147,000.

The Company's cash flow used in financing activities was $136,000 for the three months ended July 31, 1997 compared to $34,000 in the same period last year. Cash flows used in financing activities for period ended July 31, 1997 consisted of payments on long-term debt and principal payments on capital lease obligations of $45,000 and a decrease of $91,000 in the revolving credit agreement. Cash flows used in financing activities for period ended July 31, 1996 were payments on long-term debt and principal payments on capital lease obligations of $52,000, partially offset by the increase in the revolving credit agreement of $18,000.

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

September 15, 1997                              by  /S/ CLIFFORD F. STRITCH, JR.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer
                                                    Chief Financial Officer