Form 10-Q
period 1997-10-31
INFINITE GRAPHICS INC
filed 1997-12-22
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:    October 31, 1997

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

                 2,462,575 common shares as of December 22, 1997

                            Total number of pages: 11

                           Exhibit index on page : 11

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (Unaudited)

                                                                 October 31, 1997   April 30, 1997
                                                                 ----------------   --------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                              $    33,532       $         0
  Accounts receivable, less allowance for doubtful accounts
    of $85,673 and $104,441, respectively                           $ 1,051,739       $ 1,390,198
  Inventories                                                       $   189,155       $   162,952
  Prepaid expenses and other                                        $    73,141       $    36,312
                                                                    -----------       -----------
       Total current assets                                         $ 1,347,567       $ 1,589,462

PROPERTY, PLANT, AND EQUIPMENT, net                                 $   674,545       $   691,002

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $6,148,249 and $5,819,399, respectively                       $ 1,062,889       $ 1,022,628

OTHER ASSETS                                                        $    16,342       $    30,025
                                                                    -----------       -----------
                                                                    $ 3,101,343       $ 3,333,117
                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit borrowings                                       $   362,301       $   427,291
  Trade accounts payable                                            $   325,221       $   317,451
  Accrued salaries, wages, vacations and employee withholdings      $   316,228       $   310,962
  Other accrued expenses                                            $   274,549       $   317,772
  Deferred revenue                                                  $   186,851       $   259,308
  Current portion of long-term debt                                 $    25,950       $   175,096
  Current portion of capitalized lease obligations                  $    34,238       $    43,054
                                                                    -----------       -----------
       Total current liabilities                                    $ 1,525,338       $ 1,850,934

LONG-TERM DEBT, less current portion                                $   238,825       $     7,395

CAPITALIZED LEASE OBLIGATIONS, less current portion                 $    94,519       $   111,465

STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized 10,000,000 shares,
    issued and outstanding 2,462,575 at October 31, 1997 and
    April 30, 1997                                                  $ 4,112,947       $ 4,112,947
  Accumulated deficit                                               ($2,870,286)      ($2,749,624)
                                                                    -----------       -----------
       Total stockholders' equity                                   $ 1,242,661       $ 1,363,323
                                                                    -----------       -----------
                                                                    $ 3,101,343       $ 3,333,117
                                                                    ===========       ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months                   Six Months
                                              Ended October 31,             Ended October 31,
                                             1997           1996           1997           1996
                                         -----------     ----------    -----------     ----------
REVENUES:
  Net sales                              $ 1,252,242     $1,466,917    $ 2,611,045     $2,725,464
  Other income                           $         0     $   23,000    $         0     $   63,000
                                         -----------     ----------    -----------     ----------
                                         $ 1,252,242     $1,489,917    $ 2,611,045     $2,788,464
COSTS AND EXPENSES:
  Cost of products sold                  $   836,644     $  878,002    $ 1,654,859     $1,675,734
  Selling, general and administrative    $   461,105     $  442,270    $   901,925     $  815,312
  Research and development costs         $    67,661     $   78,154    $   128,456     $  160,521
  Interest                               $    19,597     $   28,724    $    46,467     $   55,211
                                         -----------     ----------    -----------     ----------
       Total costs and expenses          $ 1,385,007     $1,427,150    $ 2,731,707     $2,706,778
                                         -----------     ----------    -----------     ----------


OPERATING (LOSS) INCOME                  ($  132,765)    $   62,767    ($  120,662)    $   81,686

EQUITY IN INCOME OF JOINT VENTURE        $         0     $   15,485    $         0     $   12,579
                                         -----------     ----------    -----------     ----------

NET (LOSS) INCOME                        ($  132,765)    $   78,252    ($  120,662)    $   94,265
                                         ===========     ==========    ===========     ==========


NET (LOSS) INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                ($     0.05)    $     0.03    ($     0.05)    $     0.04
                                         ===========     ==========    ===========     ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                       2,462,575      2,696,386      2,462,575      2,674,937
                                         ===========     ==========    ===========     ==========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months
                                                                      Ended October 31,
                                                                     1997          1996
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               ($120,662)    $  94,265
  Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
  Depreciation and amortization                                   $ 484,494     $ 460,116
  Equity in income of joint venture                               $       0     ($ 12,579)
  Changes in asset and liabilities:
    Accounts receivable                                           $ 338,459     ($ 83,987)
    Inventories                                                   ($ 26,203)    ($ 11,179)
    Prepaid expenses and other and other assets                   ($ 23,146)    ($ 43,445)
    Deferred revenue                                              ($ 72,457)    ($ 45,966)
    Accounts payable, accruals and other accrued expenses         ($ 30,189)    $   7,506
                                                                  ---------     ---------
          Net cash provided by operating activities               $ 550,296     $ 364,731

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capitalized software                           ($369,111)    ($303,398)
  Other capital expenditures                                      ($139,185)    ($ 65,183)
                                                                  ---------     ---------
          Net cash used in investing activities                   ($508,296)    ($368,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in revolving credit borrowings              ($ 64,990)    $ 102,536
  Payments on long-term debt and principal
    payments on capital lease obligations                         ($193,478)    ($104,686)
  Proceeds from exercise of stock option                          $   6,000
  Proceeds from long-term debt                                    $ 250,000
                                                                  ---------     ---------
          Net cash (used in) provided by financing  activities    ($  8,468)    $   3,850
                                                                  ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         $  33,532     $       0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  $       0     $       0
                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  33,532     $       0
                                                                  =========     =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:

The Balance Sheet as of October 31, 1997 and the Statements of Operations for the three and six months ended July 31, 1997 and 1996 and the Statements of Cash Flows for the six months ended October 31, 1997 and 1996 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1997 has been derived from the audited Balance Sheet included in the Company's April 30, 1997 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1997 Annual Report to Shareholders.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheet as of October 31, 1997, current liabilities exceed its current assets by $178,000.

During fiscal 1998, the Company has plans to increase sales approximately the same level as that achieved in fiscal 1997. If these increased sales are not achieved, the Company could have difficulties implementing its growth plans and could be required to reduce development and expansion activity.

NOTE B:

Net (loss) income per common and common equivalent share was computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents were not included in the net loss per share computation for the three and six months ended October 31, 1997 because they are antidilutive. Weighted average common and common equivalent shares includes common stock equivalents of 340,185 for the three months ended October 31, 1996 and common stock equivalents of 321,579 for the six months ended October 31, 1996 from the assumed exercise of outstanding options and warrants using the treasury stock method.

NOTE C:

On October 24, 1997, the Company entered into a revolving credit agreement (the Agreement), a mortgage note (the Mortgage Note), and an equipment note (the Equipment Note). The Agreement and Mortgage Note replaced existing financing agreements.

The Agreement, at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable and a certain percentage of its eligible software receivables, up to $750,000, as defined. The original advance rate pertaining to eligible software receivables is 70% until January 30, 1998, when the advance rate is based on the Company's operations for rolling six month periods. The advance rate range is from 0% to 70%. In addition the total of all eligible software receivables outstanding at any one time shall not exceed $500,000. Interest on outstanding borrowings is payable monthly and is the greater of prime plus 4.5%, never to be readjusted below 10%, or a minimum monthly interest charge of $2,500. The interest rate as of October 31, 1997 is 13%. In the event of default, as determined at the lender's discretion, the interest rate increases to the greater of prime plus 9.5%, never to be readjusted below 15%, or a minimum monthly interest charge of $2,900. The Agreement also requires payment of a $1,500 quarterly administrative fee. The Agreement terminates the earlier of a date determined at the lender's discretion, the Company terminates the Agreement, or October 12, 1999. If approved by the lender and the Company, the termination date may be extended for six months. If the Agreement is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to October 23, 1999, unless the funds used to prepay the Agreement are borrowed from Riverside Bank then no prepayment charge is due.

The Mortgage Note provided for a $250,000 term loan and interest payable at the bank's reference rate, as defined, plus 2% (10.5% at October 31, 1997). The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. The Mortgage Note matures on October 15, 2000. Monthly principal and interest payments are currently $3,385. A portion of the Mortgage Note proceeds, $112,000, was used to pay an existing mortgage.

The Equipment Note provides for a $700,000 line of credit for the purchase of machinery, equipment, furniture, and fixtures and there was no balance outstanding as of October 31, 1997. The term of the Equipment Note is from October 24, 1997 to October 24, 2004. Interest on borrowings under the Equipment
Note is payable at prime plus 2%, and is adjusted quarterly if the prime rate changes. The bank writes individual term notes under the Equipment Note after purchases are made and advances are requested and submitted by the Company. The individual term notes require the Company to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance from the date of the borrowings to October 24, 2004.

Borrowings under the Agreement, Mortgage Note, and Equipment Note are secured by substantially all of the Company's assets and personally guaranteed by the Company's Chief Executive Officer. The Agreement, Mortgage Note, and/or Equipment Note contain various restrictive covenants relating to a net loss of no more than $100,000 for each succeeding six month period beginning January 31, 1998, limitations on additional indebtedness and capital expenditures, prohibits dividend payments, and other matters.

On October 29, 1997, the Company entered into an agreement with General Electric Capital Corporation to lease equipment costing approximately $1,100,000. The term of the lease will be for five years with an initial monthly payment of $110,000 in January 1998 and monthly payments thereafter of $20,168. Firm acceptance of the equipment is planned for January 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

Operations for the three months ended October 31, 1997 resulted in sales of $1,252,000 compared to $1,467,000 for the same period last year or a 15 percent decrease. Engineering Services accounted for $886,000 compared to sales of $990,000 for the same period last year or a 11 percent decrease. Systems sales were $366,000 compared to sales of $477,000 for the same period a year ago or a 23 percent decrease. The decrease in Engineering Services sales of $104,000 is mainly attributable to two customers adding in house capabilities and a third going out of business which is offset by an increase of $96,000 in sales resulting from the purchase of the joint venture in November 1996 (the Joint Venture). The decrease in System sales of $111,000 is attributable to delays in repackaging and releasing the Company's CAM products. Other income for the three months ended October 31, 1996 related to management fees, products, and services provided to the Joint Venture.

The decrease in System sales was the primary contributor to the gross margin decreasing to 33 percent for the three months ended October 31, 1997 compared to 40 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses were $461,000 and $442,000 for the three months ended October 31, 1997 and 1996, respectively. S, G & A increased because of increases in salary, travel, and promotion expenses related to additional employees. Research and development costs were $68,000 compared to $78,000, or a 13 percent decrease. The decrease is primarily attributable to the Company capitalizing costs relating to the development of a new call product. Interest expense for three months ended October 31, 1997 was $20,000 compared to $29,000 for the same period last year or a 32% decrease. The decrease in the interest expense is primarily attributable to lower borrowings on the Company's line of credit.

The Company's portion of equity in joint venture for the three months ended October 31, 1996 related to the operations of the Joint Venture, which was acquired in November 1996. The operations of the former Joint Venture are now included in the individual line items in the statements of operations.

The Company had a net loss of $133,000 for three months ended October 31, 1997, compared to net income of $78,000 for the three months ended October 31, 1996. The net loss is attributable to decreased sales.

SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1996

Operations for the six months ended October 31, 1997 resulted in sales of $2,611,000 compared to $2,725,000 for the same period last year or a 4 percent decrease. Engineering Services accounted for $1,818,000 compared to sales of $1,938,000 for the same period last year or a 6 percent decrease. Systems sales were $793,000 compared to sales of $787,000 for the same period a year ago or a 1 percent increase. The decrease in Engineering Services sales of $120,000 is mainly attributable to two customers adding in house capabilities and a third going out of business which is offset by an increase of $202,000 in sales resulting from the purchase of the joint venture in November 1996 (the Joint Venture). Other income for the six months ended October 31, 1996 related to management fees, products, and services provided to the Joint Venture.

The decrease in Engineering Services sales was the primary contributor to the gross margin decreasing to 37 percent for the six months ended October 31, 1997 compared to 39 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the six months ended October 31, 1997 was $902,000 compared to $815,000 for the same period last year, an increase of $87,000 or 11 percent. S, G & A increased because of increases in salary, travel, and promotion expenses related to additional employees. Research and development costs were $128,000 compared to $161,000, or a 20 percent decrease. The decrease is primarily attributable to the Company capitalizing costs relating to the development of a new CAM product. Interest expense for six months ended October 31, 1997 was $46,000 compared to $55,000 for the same period last year or a 16% decrease. The decrease in the interest expense is primarily attributable to lower borrowings on the Company's line of credit during three months ended October 31, 1997.

The Company's portion of equity in joint venture for the six months ended October 31, 1996 related to the operations of the Joint Venture, which was acquired in November 1996. The operations of the former Joint Venture are now included in the individual line items in the statements of operation.

The Company had a net loss of $121,000 for six months ended October 31, 1997, compared to net income of $94,000 for the six months ended October 31, 1996. The net loss is attributable to decreased sales.

Liquidity. The Company's cash flow from operations was $550,000 for the six months ended October 31, 1997, compared to $365,000 for the same period last year. The largest components of cash flow from operations for six months ended October 31, 1997 were depreciation and amortization of $485,000 and the decrease in accounts receivable of $338,000. The largest component of cash flow from operations for six months ended October 31, 1996 was depreciation and amortization of $460,000.

Cash provided from planned operations and availability under the Company's revolving credit agreement are estimated to be sufficient to support the Company's expected cash needs for the remainder of fiscal 1998. On October 24, 1997 the Company entered into a revolving credit agreement, a mortgage note, and an equipment note as described in Note C to the Financial Statements. If the Company is unable to increase sales approximately the same level as that achieved in fiscal 1997, the Company could have difficulties implementing its growth plans and could be required to reduce its level of development and expansion activity. As of October 31, 1997, current liabilities exceed current assets by $178,000.

Capital Resources: The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1998, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing. The Company's capital expenditures for equipment, automation improvements and new opportunities during fiscal 1998 are expected to be approximately $2,500,000 of which the Company has secured financing of $1,938,000. The Company anticipates that additional financing will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan it could restrict planned business growth.

The Company's cash flow used in investing activities was $508,000 and $369,000 for the six months ended October 31, 1997 and 1996, respectively. For the six months ended October 31, 1997 it consisted primarily of expenditures for capitalized software of $369,000 and $139,000 for other capital expenditures. For the six months ended October 31, 1996 it consisted primarily of expenditures for capitalized software of $303,000.

The Company's cash flow used in financing activities was $8,000 for the six months ended October 31, 1997 compared to cash flows provided by financing activities of $4,000 during the same period last year. Cash flows used in financing activities for the six months ended October 31, 1997 consisted of payments on long-term debt and principal payments on capital lease obligations of $193,000 and a decrease of $65,000 in the revolving credit agreement partially offset by proceeds of $250,000 from the placement of long term debt. The largest components of cash flows provided by financing activities for the six months ended October 31, 1996 consisted of payments on long-term debt and principal payments on capital lease obligations of $105,000 and a $103,000 increase in the revolving credit agreement.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

RECENTLY ISSUED ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings (loss) per share with a presentation of basic earnings (loss) per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to change earnings (loss) per share by an immaterial amount.

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

December 22, 1997                   by  /s/ CLIFFORD F. STRITCH, JR.
                                        ----------------------------
                                        Clifford F. Stritch, Jr.
                                        Chief Executive Officer
                                        Chief Financial Officer