Form 10-Q
period 1998-01-31
INFINITE GRAPHICS INC
filed 1998-03-16
CIK 744500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:   January 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  2,652,525 common shares as of March 13, 1998

                            Total number of pages: 11

                           Exhibit index on page:  11

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                           BALANCE SHEETS (Unaudited)

                                                                   January 31,1998    April 30, 1997
                                                                   ---------------    --------------
                            ASSETS
CURRENT ASSETS:
      Accounts receivable, less allowance for doubtful accounts      $ 1,029,321       $ 1,390,198
           of $36,659 and $104,441, respectively
      Inventories                                                    $   154,406       $   162,952
      Prepaid assets and other                                       $    61,991       $    36,312
                                                                     -----------       -----------
        Total current assets                                         $ 1,245,718       $ 1,589,462

Property, Plant and Equipment (net)                                  $   747,102       $   691,002

Capitalized Software Costs, less accumulated amortization of         $ 1,066,822       $ 1,022,628
   $6,308,753 and $5,819,399, respectively

   OTHER ASSETS                                                      $    15,194       $    30,025

                                                                     -----------       -----------
                                                                     $ 3,074,836       $ 3,333,117
                                                                     ===========       ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit agreement                                        $   342,648       $   427,291
   Trade accounts payables                                           $   443,514       $   317,451
   Accrued salaries, vacations, and employee withholdings            $   287,738       $   310,962
   Other accrued expenses                                            $   238,680       $   317,772
   Deferred revenue                                                  $   139,132       $   259,308
   Current portion long-term debt                                    $    39,764       $   175,096
   Current portion capitalized lease obligations                     $    33,393       $    43,054
                                                                     -----------       -----------
      Total current liabilities                                      $ 1,524,869       $ 1,850,934

LONG-TERM DEBT, less current portion                                 $   412,641       $     7,395

CAPITAL LEASE OBLIGATIONS, less current                              $    86,191       $   111,465

STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized 10,000,000 shares,         $ 4,136,697       $ 4,112,947
      issued and outstanding 2,652,575 and 2,462,575 at January
      31, 1998 and April 30, 1997, respectively
   Accumulated deficit                                               ($3,085,562)      ($2,749,624)
                                                                     -----------       -----------
      Total stockholders' equity                                     $ 1,051,135       $ 1,363,323
                                                                     -----------       -----------

                                                                     $ 3,074,836       $ 3,333,117
                                                                     ===========       ===========

See notes to financial statements

                         INFINITE GRAPHICS INCORPORATED
                      STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Month Period              Nine Month Period
                                               Ended January 31               Ended January 31
                                             1998           1997            1998            1997
                                         ---------------------------    ---------------------------
REVENUES:
  Net sales                              $ 1,171,703     $ 1,492,061    $ 3,782,748     $ 4,217,525
  Other income                           $     2,936     $     5,489    $     2,936     $    68,489
                                         ---------------------------    ---------------------------
                                         $ 1,174,639     $ 1,497,550    $ 3,785,684     $ 4,286,014

COSTS AND EXPENSES:
  Cost of products sold                  $   844,543     $   872,547    $ 2,499,402     $ 2,548,281
  Selling, general and administrative    $   435,134     $   472,443    $ 1,337,059     $ 1,287,755
  Research and development costs         $    86,669     $    82,812    $   215,125     $   243,333
  Interest                               $    23,569     $    30,551    $    70,036     $    85,762
                                         ---------------------------    ---------------------------
      Total costs and expenses           $ 1,389,915     $ 1,458,353    $ 4,121,622     $ 4,165,131
                                         ---------------------------    ---------------------------

OPERATING (LOSS) INCOME                  ($  215,276)    $    39,197    ($  335,938)    $   120,883

EQUITY IN INCOME OF JOINT VENTURE                        $     3,678                    $    16,257
                                         ---------------------------    ---------------------------

NET (LOSS) INCOME                        ($  215,276)    $    42,875    ($  335,938)    $   137,140
                                         ===========================    ===========================

NET (LOSS) INCOME PER SHARE:
  Basic                                  ($     0.08)    $      0.02    ($     0.13)    $      0.06
                                         ---------------------------    ---------------------------
  Diluted                                ($     0.08)    $      0.02    ($     0.13)    $      0.05
                                         ===========================    ===========================

WEIGHTED AVERAGE COMMON SHARES
  AND SHARES ASSUMED OUTSTANDING:
  Basic                                    2,625,727       2,382,575      2,516,959       2,363,097
                                         ---------------------------    ---------------------------
  Diluted                                  2,625,727       2,761,041      2,516,959       2,704,957
                                         ---------------------------    ---------------------------

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months
                                                                      Ended January 31
                                                                     1998          1997
                                                                  ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               ($335,938)    $ 137,140
  Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
  Depreciation and amortization                                   $ 696,698     $ 698,135
  Equity in income of joint venture                                             ($ 16,257)
  Changes in assets and liabilities:
    Accounts receivable                                           $ 360,877     $   8,804
    Inventories                                                   $   8,546     ($ 38,114)
    Prepaid expenses and other and other assets                   ($ 10,848)    ($ 58,406)
    Deferred revenue                                              ($120,176)    ($ 60,168)
    Accounts payable, accruals and other accrued expense          $  23,747     $  48,494
                                                                  ---------     ---------
                                                                  $ 622,906     $ 719,628

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capitalized software                           ($533,548)    ($447,336)
  Other capital expenditures                                      ($263,444)    ($132,508)
  Purchase of joint venture interest, net of cash acquired                      ($ 52,500)
                                                                  ---------     ---------
                                                                  ($796,992)    ($632,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in revolving credit borrowings              ($ 84,643)    $  70,794
  Payments on long-term principal and principal payments
    on capital lease obligations                                  ($215,469)    ($164,078)
  Proceeds from exercise of stock warrants and options            $  23,750     $   6,000
  Proceeds from long-term debt                                    $ 450,448
                                                                  ---------     ---------
                                                                  $ 174,086     ($ 87,284)

Net increase in cash and cash equivalents                         $       0     $       0

Cash and cash equivalents at beginning of period                  $       0     $       0
                                                                  ---------     ---------

Cash and cash equivalents at end of period                        $       0     $       0
                                                                  =========     =========


INVESTING ACTIVITIES NOT AFFECTING CASH:
  Capitalized lease obligation incurred for lease of equipment                  $ 140,725
                                                                                ---------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of January 31, 1998 and the Statements of Operations for the three and nine months ended January 31, 1998 and 1997 and the Statements of Cash Flows for the nine months ended January 31, 1998 and 1997 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1997 has been derived from the audited Balance Sheet included in the Company's April 30, 1997 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1997 Annual Report to Shareholders.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's balance sheet as of January 31, 1998, current liabilities exceed its current assets by $279,000.

During fiscal 1998, the Company will continue to emphasize its high-end precision graphics services, including software for that application, and will work with third parties and partners for a return on its software assets in other markets.

NOTE B:
Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Net income per share for the three and nine months ended January 31, 1998 have been restated for the adoption of SFAS No. 128.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and warrants using the treasury stock method. Diluted net loss per share is the same as basic loss per share due to the antidilutive effect of the assumed exercise of stock options and warrants.

NOTE C:
On October 24, 1997, the Company entered into a revolving credit agreement (the Agreement), a mortgage note (the Mortgage Note), and an equipment note (the Equipment Note). The Agreement and Mortgage Note replaced existing financing agreements.

The Agreement, at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable and a certain percentage of its eligible software receivables, up to $750,000, as defined. The original advance rate pertaining to eligible software receivables is 70% until January 30, 1998, when the advance rate is based on the Company's operations for rolling six-month periods. The advance rate range is from 0% to 70%. In addition the total of all eligible software receivables outstanding at any one time shall not exceed $500,000. Interest on outstanding borrowings is payable monthly and is the greater of prime plus 4.5%, never to be readjusted below 10%, or a minimum monthly interest charge of $2,500. The interest rate as of January 31, 1998 is 13%. In the event of default, as determined at the lender's discretion, the interest rate increases to the greater of prime plus 9.5%, never to be readjusted below 15%, or a minimum monthly interest charge of $2,900. The Agreement also requires payment of a $1,500 quarterly administrative fee. The Agreement terminates the earlier of a date determined at the lender's discretion, the Company terminates the Agreement, or October 12, 1999. If approved by the lender and the Company, the termination date may be extended for nine months. If the Agreement is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to October 23, 1999, unless the funds used to prepay the Agreement are borrowed from Riverside Bank then no prepayment charge is due.

The Mortgage Note provided for a $250,000 term loan and interest payable at the bank's reference rate, as defined, plus 2% (10.5% at January 31, 1998). The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. The Mortgage Note matures on October 15, 2000. Monthly principal and interest payments are currently $3,385. A portion of the Mortgage Note proceeds, $112,000, was used to pay an existing mortgage.

The Equipment Note provides for a $700,000 line of credit for the purchase of machinery, equipment, furniture, and fixtures and the balance outstanding as of January 31, 1998 is $197,037. The term of the Equipment Note is from October 24, 1997 to October 24, 2004. Interest on borrowings under the Equipment Note is payable at prime plus 2%, and is adjusted quarterly if the prime rate changes. The bank writes individual term notes under the Equipment Note after purchases are made and advances are requested and submitted by the Company. The individual term notes require the Company to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance from the date of the borrowings to October 24, 2004.

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

On October 29, 1997, the Company entered into an agreement with General Electric Capital Corporation to lease equipment costing approximately $1,100,000. The term of the lease will be for five years with an initial payment of $54,000 in October 1997, $56,000 due upon acceptance of the equipment, and monthly payments thereafter of $20,168. Firm acceptance of the equipment is planned for March or April 1998.

NOTE D:
During the nine months ended January 31, 1998, stock warrants to purchase 190,000 shares of common stock were exercised at prices of $.125 per share.

NOTE E:
On February 27, 1998, the Company sold an exclusive license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998, and may receive additional payments totaling not more than $3,500,000 on or before June 1999, depending on the level of profit performance of the licensed software.

At the present time, management believes the above transaction will be recognized as a disposal of a business in the fourth quarter of fiscal 1998. The following summarizes certain financial information of the Company's system software segment:

                     Nine Month Period                     Year Ended
                     Ended January 31,                     April 30,
                  1998             1997              1997              1996
             -------------------------------------------------------------------
Net Sales      $1,194,000       $1,349,000        $1,802,000        $1,883,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

Operations for the three months ended January 31, 1998 resulted in sales of $1,172,000 compared to $1,492,000 for the same period last year or a 21 percent decrease. Engineering Services accounted for $778,000 compared to sales of $930,000 for the same period last year or a 16 percent decrease. Systems sales were $394,000 compared to sales of $562,000 for the same period a year ago or a 30 percent decrease. The decrease in Engineering Services sales of $152,000 is mainly attributable to a change in the PWB (printed wiring board) phototooling marketplace. The decrease in System sales of $168,000 is attributable to delays in repackaging and releasing the Company's CAM products.

The decrease in sales was the primary contributor to the gross margin decreasing to 28 percent for the three months ended January 31, 1998 compared to 42 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses were $435,000 and $472,000 for the three months ended January 31, 1998 and 1997, respectively. S, G & A decreased because of salaries and related expenses, reduced travel and general cost saving measures. Research and development costs were $87,000 compared to $83,000, or a 5 percent increase. The increase is primarily attributable to the development of a new CAM product. Interest expense for three months ended January 31, 1998 was $24,000 compared to $31,000 for the same period last year or a 23% decrease. The decrease in the interest expense is primarily attributable to lower borrowings on the Company's line of credit.

The Company's portion of equity in joint venture for the three months ended January 31, 1997 related to the operations of the Joint Venture, which was acquired in November 1996. The operations of the former Joint Venture are now included in the individual line items in the statements of operations.

The Company had a net loss of $215,000 for three months ended January 31, 1998, compared to net income of $43,000 for the three months ended January 31, 1997. The net loss is attributable to decreased sales.

NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1997

Operations for the nine months ended January 31, 1998 resulted in sales of $3,783,000 compared to $4,218,000 for the same period last year or a 10 percent decrease. Engineering Services accounted for $2,589,000 compared to sales of $2,869,000 for the same period last year or a 10 percent decrease. Systems sales were $1,194,000 compared to sales of $1,349,000 for the same period a year ago or a 12 percent decrease. The decrease in Engineering Services sales of $280,000 is attributable to two customers adding in house capabilities, a third customer going out of business early in the year. The continued trend of doing routine phototooling internally has and will continue to reduce this type of service sales. System sales decreased due to late completion of new revisions of software.

The decrease in sales was the primary contributor to the gross margin decreasing to 34 percent for the nine months ended January 31, 1998 compared to 40 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the nine months ended January 31, 1998 was $1,337,000 compared to $1,288,000 for the same period last year, an increase of $49,000 or 4 percent. S, G & A increased early in the year because of increases in salary, travel, and promotion expenses related to additional employees. Research and development costs were $215,000 compared to $243,000, or a 12 percent decrease. The decrease is primarily attributable to the Company capitalizing costs relating to the development of a new CAM product. Interest expense for nine months ended January 31, 1998 was $70,000 compared to $86,000 for the same period last year or an 18% decrease. The decrease in the interest expense is primarily attributable to lower borrowings on the Company's line of credit during nine months ended January 31, 1998.

The Company's portion of equity in joint venture for the nine months ended January 31, 1997 related to the operations of the Joint Venture, which was acquired in November 1996. The operations of the former Joint Venture are now included in the individual line items in the statements of operation.

The Company had a net loss of $336,000 for nine months ended January 31, 1998, compared to net income of $137,000 for the nine months ended January 31, 1997. The net loss of is attributable to decreased sales.

Liquidity. The Company's cash flow from operations was $623,000 for the nine months ended January 31, 1998, compared to $720,000 for the same period last year. The largest components of cash flow from operations for nine months ended January 31, 1998 were depreciation and amortization of $697,000 and the decrease in accounts receivable of $361,000. The largest component of cash flow from operations for nine months ended January 31, 1997 was depreciation and amortization of $698,000.

Cash provided from planned operations and availability under the Company's revolving credit agreement are estimated to be sufficient to support the Company's expected cash needs for the remainder of fiscal 1998 and through fiscal 1999. On October 24, 1997 the Company entered into a revolving credit agreement, a mortgage note, and an equipment note as described in Note C to the Financial Statements. As of January 31, 1998, current liabilities exceed current assets by $279,000.

Capital Resources: The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1998, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing. The Company's capital expenditures for equipment, automation improvements and new opportunities during fiscal 1998 are expected to be approximately $2,000,000 of which the Company has secured financing of $1,938,000. The Company anticipates that additional financing will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan it could restrict planned business growth.

The Company's cash flows used in investing activities was $797,000 and $632,000 for the nine months ended January 31, 1998 and 1997, respectively. For the nine months ended January 31, 1998 it consisted primarily of expenditures for capitalized software of $534,000 and $263,000 for other capital expenditures. For the nine months ended January 31, 1997 it consisted primarily of expenditures for capitalized software of $447,000 and $133,000 for other capital expenditures and $52,000 relating to the purchase of the joint venture interest.

The Company's cash flows provided by financing activities was $174,000 for the nine months ended January 31, 1998 compared to cash flows used by financing activities of $87,000 during the same period last year. Cash flows provided by financing activities for the nine months ended January 31, 1998 consisted of proceeds from long-term debt of $450,000 partially offset by payments of $215,000 on long-term debt and principal payments on capital lease obligations. The largest components of cash flows used in financing activities for the nine months ended January 31, 1997 consisted of payments on long-term debt and principal payments on capital lease obligations of $164,000 and an increase of $71,000 in the revolving credit agreement.

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


Item 1.       Legal Proceedings
              None

Item 2.       Change in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              None

Item 5.       Other Information
              On February 27, 1998, the Company sold an exclusive license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998, and may receive additional payments totaling not more than $3,500,000 on or before June 1999, depending on the level of profit performance of the licensed software.

Item 6.       Exhibits and Reports on Form 8-K
              Exhibit 10.1, License and Asset Purchase Agreement dated 2/27/98 with Global MAINTECH Corporation
              Exhibit 27 - Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


March 13,1998                            by  /s/ CLIFFORD F. STRITCH, JR.
                                             ----------------------------
                                             Clifford F. Stritch, Jr.
                                             Chief Executive Officer
                                             Chief Financial Officer