Form 10KSB
period 1998-04-30
INFINITE GRAPHICS INC
filed 1998-08-13
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended                    Commission File No.
             APRIL 30, 1998                               0-13042

                         INFINITE GRAPHICS INCORPORATED
                 (Name of Small Business Issuer in its Charter)

               MINNESOTA                                41-0956693
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

 4611 EAST LAKE STREET, MINNEAPOLIS, MN                    55406
(Address of Principal Executive Offices)                 (Zip Code)

                                 (612) 721-6283
                 (Issuer's Telephone Number including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_   No___

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

            Registrant's revenues for fiscal year ended April 30, 1998:
$3,611,891

            Aggregate market value of voting stock held by non-affiliates of registrant as of June 30, 1998: Approximately $1,261,725 (based on the average of the high bid and asked prices ($0.75) on June 30, 1998. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting all such persons are affiliates for other purposes).

            Number of shares outstanding as of June 30, 1998: 2,716,150 shares of Common Stock, no par value.

            Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement, for the 1998 Annual Meeting of Shareholders to be filed with the Commission, are incorporated by reference in Part III of this Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

            (a)         General Development of Business.

            Infinite Graphics Incorporated ("IGI" or "the Company") is a precision graphics company that serves the engineering and manufacturing marketplace. The Company provides precision digital imaging services to printed circuit, photo chemical manufacturing, liquid crystal display, flat panel display, mapping, graphic arts, and other market places where exact size and positioning of graphics are desired. The Company also resells software and other precision graphics products to offer its customers a full service approach. The Company was incorporated in Minnesota on November 26, 1969. On September 5, 1984, the Company became a public company as a result of a registered offering of common stock.

            The Company was organized in 1969 to provide graphic reproduction services to architects and engineers. In 1973, the Company expanded its graphic reproduction services primarily into the electronics industry. The precision graphics produced by the Company are often that of an electronic circuit that may be used to produce a printed circuit board, but may also include precision graphics for other products. Prior to 1975, the technique used by the Company for producing precision graphics involved the hand drafting of a large scale model of the graphic image using precision drafting instruments. The drafting image was then photographically reduced to the desired size. In 1975, the Company began developing computer software programs for artwork generation. Also in 1975 the Company began developing computeraided design (CAD) equipment that enables faster and more accurate design of precision graphics. These computer software programs enable the Company to more accurately and quickly produce most of its precision graphics products. All of the precision graphics now generated by the Company are produced through the use of CAD or computer-aided manufacturing (CAM) systems.

            In 1980, the Company acquired substantially all of the assets and equipment of the printed circuit board design division of Data Graph, Inc. It was at this time that the Company commenced designing printed circuit boards as a service for others. In 1981, utilizing experience gained through designing its own CAD/CAM software for its service operations, the Company began development of a desktop CAD/CAM system to meet growing industry demand. In 1984, the IGI Desktop 2100 CAD/CAM system was introduced to the marketplace. In March 1986, the Company acquired a laser photoplotter that allowed the Company to provide same day service to its customers. Due to increased demands, the Company acquired additional laser photoplotters in 1988, 1992, 1995, and 1997. Some of the photoplotters have scanning capability allowing the Company to generate a CAD/CAM database from old hand drafted artwork. In 1990, the Company expanded its operations by opening a sales and production facility in Salem, New Hampshire. In 1993, the Company wrote software for one of its photoplotters that allows the plotter to plot various shades of gray scale and has allowed the Company to plot satellite images and orthophotos for the mapping industry. In 1995, the Company added a higher precision 1/16 mil laser photoplotter to its Minneapolis facility and expanded its operations by purchasing out of bankruptcy the assets of a California based precision graphics company and opening an office in Irvine, California. In 1997, the Company added another laser photoplotter to its California facility. In 1998, the Company agreed to acquire a Gerber Systems Mask Write 800 laser photoplotter for its Minneapolis facility with the vendor requiring payment for the laser photoplotter upon acceptance by the Company. As is more fully described in Note 6 to the Financial Statements contained in this Form 10-KSB, the Company has not yet accepted the laser photoplotter because it does not yet operate within specified tolerances. In addition, the Company is in the process of arranging financing of the purchase of the laser photoplotter after its original financing arrangements were terminated due to the delays in the Company's acceptance of the laser photoplotter because of its failure to perform properly.

            Prior to the fourth quarter of 1998, the Company had two divisions focusing on distinct, but related, business segments. The first division, the Engineering Services Division, designed and produced computer generated precision graphics, normally on a custom basis and primarily for the electronics industry. In addition, this division produced precision glass products, designed printed circuit boards, and provided CAD/CAM services. The second division, the System Software Division, designed, assembled, and marketed computeraided design and manufacturing software systems consisting primarily of design/manufacturing software for 32 bit micro-computers.

            In the fourth quarter of fiscal 1998, the Company determined that the dual business focus of its Engineering Services Division and its System Software Division was preventing it from capitalizing on the business opportunities available to it. Therefore, the Company decided to eliminate one of its divisions so that it could focus management's energy and skill, and the Company's capital resources, on one business segment. On February 28, 1998 the Company sold an exclusive, perpetual license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive, perpetual licenses to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX and ProCHEM; and sold certain assets of its System Software Division to Global MAINTECH Corporation ("Global MAINTECH"). A brief description of each of these software products is contained on page 5 of this Form 10-KSB. The license and sale of these software products and assets eliminated the Company's System Software Division. The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. Although the Company still has the ability to market and develop the software with respect to which Global MAINTECH was granted a nonexclusive license and other software technology owned by the Company, the Company does not have any intention at this time to market or develop this software, except to the extent that the Company markets or develops these products in conjunction with its service business. As consideration for the grant of the licenses and the sale of the Software Systems Division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998, and is eligible to receive additional payments totaling not more than $3,500,000 on or before June 1999, depending on the level of profit performance of the licensed software. On June 2, 1998, the Company received $200,000 from Global MAINTECH as an additional payment under its agreement with Global MAINTECH.

            For a period of 15 months after February 28, 1998, the Company has agreed to continue to manage the day-to-day operation of the business relating to the software products and assets licensed and sold to Global MAINTECH. Therefore, the Company anticipates that during fiscal 1999 approximately 25% of the time spent by its management will be devoted to the continued operation and management of these assets. During this time, all software revenues generated by the Company's management of these assets will go to Global MAINTECH, and Global MAINTECH will reimburse the Company for its reasonable expenses incurred in connection with such management, including some general and administrative expenses. Management of the Company anticipates that it will be able to devote full time attention to the Company's service business beginning in fiscal 2000.

(b)         Business.

            SERVICES. Using the customer's data or design, the Company produces a precision graphic image, in almost all cases, by using a laser plotter. The precision graphic image produced by the Company is generally provided to the customer on film or glass. The film or glass is then used by the customer to reproduce the precision graphic image on metal, glass, or plastic material that has been photographically sensitized. Through chemical etching, electroplating, or some other processes, metal, glass, plastic, and other materials are then manufactured by the

Company's customer into the desired product, often in a mass production process. The precision graphic images produced are often that of an electronic circuit and are generally used to produce thin copper circuits to be assembled into electronic circuit boards or packages for integrated circuits. However, the images may be used to manufacture lead frames for integrated circuit chips, photo chemically etched and plated parts, scales or liquid crystal displays
(LCD) and other flat panel displays. Other precision graphic services provided by the Company involve the production of film or glass photographic images or the production of precision graphics on paper or on a magnetic tape or disk. The customer may then use the tape or disk to produce its own film or product. The Company also assembles its precision graphics with other components to supply subassemblies.

            The Company's glass products all involve the generation of precision graphics by the Company. These products include precision rulers and grids, and other items produced to a customer's specifications, such as reticles (a system of lines, dots, or cross hairs in the focus of the eyepiece of an optical instrument) and gratings used in measuring general optical devices and laser gyro directional devices. In contrast to its precision graphic imaging services, the Company's glass products are often mass produced by the Company for direct installation by the customer into the customer's product.

            The design of printed circuit boards involves the conversion of the customer's basic design of the circuit and its various electronic components into an exact image of that circuit for a board of preestablished size. The Company uses its computeraided design systems to supply printed circuit board artwork.

            The Company opened a sales and production facility in Salem, New Hampshire, on January 3, 1990. It was established to service the Boston and Northeastern U.S. marketplace. As of May 1, 1994, the Company entered into a letter of intent to form a joint venture with a major New Hampshire customer of the Company. By contributing substantially all of the assets of the Company's New Hampshire operation, the Company owned 50 percent of the equity of the joint venture and the customer owned the other 50 percent. From May 1, 1994 until November 27, 1996, the New Hampshire operation was operated as a joint venture pursuant to the letter of intent and the Company's investment in the joint venture was recorded using the equity method of accounting. On November 27, 1996 the Company purchased from the joint venture partner a photoplotter and all of the partner's interest in the joint venture for an aggregate purchase price of approximately $119,000 (not including assumed liabilities of $128,884, including $50,000 worth of services to be provided by the Company to the joint venture partner). The acquisition was accounted for under the purchase method of accounting. The Company's revenues and expenses include the results of operations of the former joint venture beginning December 1, 1996. Prior to December 1, 1996, the operations of the former joint venture were included in equity in income of joint venture in the statements of operations. During fiscal 1998, the New Hampshire facility generated approximately $415,000 in revenue, all of which were included in the Company's revenue. During fiscal 1997, the New Hampshire facility generated approximately $447,000 in revenue, of which $173,000 were included in the Company's revenue.

            To service the Southern California marketplace, the Company acquired the assets of Infinite Technologies, a California precision graphics service company, from bankruptcy court on September 13, 1995 for $27,500 cash and a $76,000 promissory note which bears interest at the prime rate plus 2 percent. The promissory note was paid in fiscal 1998. The acquisition was accounted for under the purchase method of accounting. The Company included the results of operations of the California precision graphics company beginning September 13, 1995 and revenues were approximately $468,000 and $484,000 for fiscal 1998 and 1997, respectively.

            EQUIPMENT AND PRODUCTION. In order to produce its precision graphics, the Company uses its own software products: ProCADD (also configured as ProFLEX), CAM, EXT, ICE, PAR and CheckMate; as well as hardware and software from others. Using such computeraided design systems, the circuit or other graphics are designed by the Company's personnel to the customer's specifications. A graphic design produced on the CAD/CAM system can then be stored electronically, and this information is then used to feed a plotting device that draws the design. The plotting device can be a pen and ink plotter, or more often for precision graphics, a photoplotting device. A photoplotting device is a highly stable platform upon which film or glass is placed. The motion of the light and/or platform is controlled by information stored on the disk produced on the Company's CAM system. The Company owns or leases a number of photoplotting devices. These photoplotters include a Gerber 1434 in which the light pen positioning is laser controlled; three Cymbolic Science Fire 9000 laser photoplotters, three Optrotech 5008 imaging systems, and one Gerber Systems Mask Write 800. The Company also owns photographic equipment used in photo reproduction, film processors, step and repeat equipment, custom equipment, and various other photographic, measuring and computer equipment.

            CUSTOMERS. The Company's Engineering Services Division customers are generally in the business of producing electronic products. The precision graphic and circuit board design services of the Company are sometimes requested because of the needed precision, or because certain phases of the process necessary to produce the required graphics are not within the customer's capability. However, it is more often the case that some or all phases of such production are within the customer's capability, but that the customer has made a business decision to engage the services of the Company.

            The Company provided custom precision graphics and circuit board design services to approximately 400 customers during fiscal 1998. During fiscal 1998, no one customer in the Services Division accounted for ten percent or more of the Company's sales.

            The Company's potential customers include virtually all of the approximately 650 captive and merchant printed circuit board fabrication facilities in the United States.

            MARKETING. During fiscal 1998, the Company added customers in the interconnect and display markets, two segments of the electronic manufacturers market, and continued focusing its marketing activity on printed circuit (PC) designers and captive and merchant printed circuit board (PCB) manufacturers. Market growth and the Company's efforts are focused on high-end phototools for LCD panels, multi-chip modules, flexible wiring boards and photomasks. This approach continues to take advantage of the Company's 20-plus years' experience in dealing with the PCB industry.

            The distribution channels include a combination of direct Company sales personnel and independent sales agents. The Company's independent sales agents are not exclusive agents of the Company. These personnel are organized to address specific segments within the general PCB market. Historically, the product responsibility of the Company's marketing efforts at a given account has been split. Since 1992, the Company has combined product responsibilities, first at printed circuit board manufacturing accounts and later at larger Fortune 500 and electronics companies.

            SOURCES OF SUPPLY. The Company believes nearly all of the supplies and equipment used in its precision graphics business are readily available from a number of sources, except for the following items where replacement items are available, but at a higher cost and greater lead time. During fiscal 1998, the Company continued to receive photosensitive glass from Eastman Kodak, however, this glass is not supplied to the Company pursuant to any written agreement between Eastman Kodak and the Company. If Eastman Kodak ceases to provide the Company with such glass, the Company would have to pay higher raw material prices for higher quality materials from an alternative source that is available to the Company. In addition, during fiscal 1998, the Company continued to rely upon Gerber Scientific Instruments, Inc., Cymbolic Sciences and Orbotech, Inc. to provide spare parts to repair the photoplotting instruments purchased from them and used by the Company. The Company also relies on limited vendors for its iron oxide and chrome glass blanks. Although the Company presently has no reason to believe that the loss of any of these sources of supply will occur, the loss of any such source of supply could adversely affect the Company's business.

            COMPETITION. The precision graphics services that the Company offers are composed of four main product areas. The first is photoplotting and its associated processes, the second is design, the third is large area fine line tooling, and the fourth is glass products.

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

            The design services portion of the precision graphics business faces a minimum of 100 competitors nationally, ranging from very small garage-type operations to those that are several times the Company's size. Many of these companies are totally focused on this market and are located near their customers and therefore hold a competitive advantage.

            The large area fine line tooling and glass products portion of the business has limited competition; however, some of this competition has substantially greater financial resources than the Company. Geographical location is not generally a competitive factor for this market.

            The Company must continue to maintain very high levels of service and quality which permit it to differentiate itself from the competitors.

            ENVIRONMENTAL COMPLIANCE. The Company believes it is in compliance with all federal, state and local requirements with regard to air and waste water emissions and has no plans to make significant capital expenditures for environmental control facilities.

            EMPLOYMENT. The Company had 37 full-time and 6 part-time employees as of April 30, 1998. The number of employees is expected to vary during fiscal 1999 depending upon the Company's efforts to automate and expand. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with employees are good.

            SOFTWARE PRODUCT DESCRIPTIONS. Set forth below is brief description of some of the software products of the Company: CAM, PAR, EXT, ICE, ProCADD (also configured as ProFLEX) and CheckMate (PAR for Design), ParCAM, and ProCHEM.

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

PROCADD     IGI's basic CAD package for general two dimensional applications.

PROFLEX IGI's extended CAD package, primarily packaged with special software modules for flex circuit design and chemical milling.

CHECKMATE   A type of PAR software product for verifying the manufacturability of PWB designs.

PARCAM Software product combining the Company's PAR, ICE, and CAM software products designed for use in the same markets as PAR, ICE, and CAM.

PROCHEM Graphic design and manufacturing package for the generation and enhancement of precision graphics for the chemical milling industry.

ITEM 2.  DESCRIPTION OF PROPERTY.

            The business of the Company was conducted at the five following locations during fiscal 1998. The Company sold its Plymouth facility in December 1990 and is leasing back approximately 3,000 square feet for its micro production (clean room facility) and some storage.

            The Company substantially utilizes the following facilities and believes they are suitable for its needs.

                                                         Approx. Square
Location             Purpose                                 Footage      Terms
------------------   ----------------------------------   ------------    -----
4611 East Lake St.   Service operations                       9,200        (1)
Minneapolis, MN

4621 East Lake St.   Systems operations and administration    5,000        (2)
Minneapolis, MN

12855 Highway 55     Service Operations                       3,000        (3)
Plymouth, MN

8 Industrial Way     Service Operations and Systems sales     2,500        (4)
Salem, NH

17332 Von Karman     Service Operations and sales             3,400        (5)
Irvine, CA

----------
(1) Mortgage note between the Company and Riverside Bank for the 4611 East Lake St. facility. The mortgage note is effective as of October 24, 1997 and has an original principal balance of $250,000. The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. Interest on the mortgage note is at Riverside Bank's reference rate plus 2 percent (currently 10.5%). The current monthly principal and interest payments are $3,385.85. The mortgage note matures on October 15, 2000.

(2) Lease between the Company and Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Schultz, dated October 31, 1983. The original term of the lease expired on October 31, 1988. The Company exercised its option to renew the lease for an additional five year period. The lease was subsequently amended to extend to April 30, 1997. The lease was subsequently amended by oral agreement to extend to April 30, 1999 on the same terms and conditions as the prior extension. The rent is currently $2,750 per month.

(3) Lease between the Company and Anchor Paper is for space for the Company's clean room housing the Gerber 1434 photoplotter. The rent is $2,110 per month plus $500 per month for utilities. The current lease terminates December 31, 1998, but is cancelable any time with a ninety-day notice from the Company.

(4) Lease between the Company and Harold J. Brooks, a real estate developer who owns the property in which the Company's New Hampshire operation is located. On January 24, 1996 the Company exercised its option to extend the term of the lease for two years. The lease term is from January 1, 1996 through December 31, 1997. The basic rent is $15,000 and $15,625 for the first and last year, respectively. The Company also pays real-estate taxes, utilities and common-area maintenance fees under the terms of this lease. Currently, the Company is a month-to-month at-will tenant of this property and pays a monthly rent of $1,302.08. The Company is in the process of negotiating a new lease.

(5) Lease between the Company and Superior Investment Company, L.P., a California limited partnership, for the facility. The initial term of the lease was September 1, 1995, for a term of 36 months expiring on

      August 31, 1998. The lease has subsequently been extended to August 31, 2000. The rent is currently $34,824 per year payable in monthly installments. The rent for the year beginning September 1, 1998 is $37,740 payable in monthly installments. The rent for the year beginning September 1, 1999 is $38,964 payable in monthly installments.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY STOCK AND RELATED STOCK HOLDER MATTERS.

            The Company's common stock is quoted in the over-the-counter market. At June 30, 1998, the number of record holders of the Company's common stock was
211. The following table sets forth the range of high bid and low bid quotations for each quarter of the fiscal years ended April 30, 1998 and April 30, 1997. These quotations are from the over-the-counter market and reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.


                        Year Ended April 30, 1998     Year Ended April 30, 1997
                          ----------------------        ---------------------
Quarter Ended             High Bid       Low Bid        High Bid      Low Bid
-------------             --------       -------        --------      -------
July 31                     $ 3/4        $ 11/16         $ 11/16      $ 7/16

October 31                 $ 13/16       $ 25/32           $ 1        $ 9/16

January 31                  $ 3/4        $ 9/16          $ 1-1/8      $ 13/16

April 30                    $ 7/8         $ 5/8            $ 1        $ 11/16

            The Company has paid no dividends to date and does not anticipate the payment of dividends in the immediate future. The Company intends to retain cash to fund future growth. The Company's General Credit and Security Agreement with SPECTRUM Commercial Services prohibits the payment of dividends.

            On November 6, 1997, Robert J. Fink exercised outstanding warrants to purchase 190,000 shares of common stock of the Company for a per share exercise price of $.125 per share. The $23,750 in proceeds received by the Company from such exercise was used for general working capital purposes. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

            SECURITIES LITIGATION REFORM ACT. Except for the historical information contained herein, the matters discussed in this Form 10-KSB are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

            Prior to the fourth quarter of 1998, the Company had two divisions focusing on distinct, but related, business segments. The first division, the Engineering Services Division, designed and produced computer generated precision graphics, normally on a custom basis and primarily for the electronics industry. In addition, this division produced precision glass products, designed printed circuit boards, and provided CAD/CAM services. The second division, the System Software Division, designed, assembled, and marketed computeraided design and manufacturing software systems consisting primarily of design/manufacturing software for 32 bit micro-computers.

            On February 28, 1998, the Company sold an exclusive, perpetual license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive, perpetual licenses to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX and ProCHEM; and sold certain assets of its System Software Division to Global MAINTECH Corporation ("Global MAINTECH"). The license and sale of these software products and assets eliminated the Company's System Software Division.

            The operations discussion that follows is of results from continuing operations and results from discontinued operations.

            RESULTS OF CONTINUING OPERATIONS. Net sales were $3,612,000 in fiscal 1998, a decrease of $431,000 or 11% when compared to net sales of $4,043,000 in fiscal 1997. The decrease in sales is primarily due to new imaging equipment not meeting specifications and some customers adding in house capabilities.

            The gross margin in fiscal 1998 was 27%, compared to 30% in fiscal 1997. The $990,000 gross profit for fiscal 1998 compares to $1,223,000 for fiscal 1997. The decreases in sales were the primary contributor to the decrease in gross margin as a percentage of sales and gross margins. As revenues decreased, gross margin as a percentage of revenues have decreased, due to the majority of the cost of products sold being fixed costs.

            The Company's total selling, general and administrative (S, G & A) expenses increased by $43,000, or 5%, in fiscal 1998 due to increases in sales personnel. Total S, G & A expenses as a percentage of sales were 26% for fiscal 1998, up from 22% for fiscal 1997. S, G & A as a percentage of revenues have increased, due to the increase in S, G & A and the decrease in sales.

            The Company's interest expense was $30,000 in fiscal 1998 and $71,000 in fiscal 1997. The decrease in interest expense during fiscal 1998 when compared to fiscal 1997 is primarily due to the interest expense associated with sales and use tax audits in 1997.

            RESULTS OF DISCONTINUING OPERATIONS. Net sales for the ten months ended February 28, 1998 were $1,282,000 in fiscal 1998, compared to net sales of $1,802,000 for fiscal 1997. Annualized sales for the ten months ended February 28, 1998 were less than fiscal 1997 sales due to late completion of new revision of software.

            Loss from operations of discontinued software division was $224,000 in fiscal 1998 when compared to $140,000 in fiscal 1997. The increase in loss from discontinued operations is primarily due to the decrease in software sales.

                         LIQUIDITY AND CAPITAL RESOURCES

            During fiscal 1999, the Company intends to focus on services for the precision graphics marketplace, primarily for the design and manufacture of electronic products. The Company intends to expand its breadth of services to include more high-precision graphics, resale software and other precision graphics products, add at least one new precision graphics service, and open a fourth production location in the U.S.

            The Company will also continue its efforts to increase automation and streamlining of operational support and overhead functions, while maintaining high technical quality and quick service. The automation of operational activities will be extended into such functions as accounting, management information systems and manufacturing resource planning

            LIQUIDITY. The Company had positive working capital of $473,000 as of April 30, 1998 and a working capital deficit of $261,000 as of April 30, 1997. The Company's cash flow from operations was $854,000 for fiscal 1998. The largest components of cash flow from operations was depreciation and amortization of $837,000 and the capitalized software costs expensed in connection with continued operations partially offset by the gain on sale of discontinued operations. In fiscal 1998, the Company invested cash of $788,000 in software and capital equipment. Additional capital equipment was financed through accounts payable and long-term debt. Cash provided from planned operations, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for fiscal 1999. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may not be able to expand its investment into new operations.

The Company's long-term expansion plan relies on the Company receiving a major portion of the potential $3,300,000 payment in fiscal 2000 for the software licenses and assets sold to Global MAINTECH.

            CAPITAL RESOURCES. The Company's capital expenditure for equipment and improvements, including capital leases and accounts payable, was $432,000 in fiscal 1998, a decrease of $11,000 from capital expenditures of $443,000 in fiscal 1997. The Company invested in equipment and improvements essential for present operations in and investment in capital resources for future operations.

            The Company's capital expenditures for equipment, automation improvements opportunities in fiscal 1999 are expected to be approximately $2,500,000, which include $1,100,000 of equipment ordered, delivered and not accepted in fiscal 1998. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

            The Company's cash flow used in investing activities were $412,000 in fiscal 1998. In fiscal 1998 cash used in investing activities consisted primarily of expenditures for capitalized software of $524,000 and $264,000 for other capital expenditures partially offset by net cash receipts of $376,000 from the purchaser of the System Software Division.

            The Company's cash flow used in financing activities were $246,000 in fiscal 1998, consisting primarily of principal payments on long-term debt and capital lease obligations of $234,000, A decrease of $286,000 in the revolving credit agreement, $250,000 of borrowings from a mortgage note and $24,000 from proceeds resulting from the exercise of stock warrants.

            OTHER ITEMS. Inflation has not had any significant impact upon the Company's results of operation.

                              YEAR 2000 COMPLIANCE

            The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 problem and is developing an implementation plan to resolve the issues identified. The Company's accounting software is not Year 2000 compliant. The Company is currently evaluating vendor software packages to meet its future needs. The Company believes the Year 2000 problem will not pose any significant operational concerns and is not anticipated to be material to the Company's financial position or results of operations in any given year.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will be required to adopt SFAS no. 130 in fiscal 1999.

            In June 1997, the FASB also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 redefines how operating segments arc determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS no. 131 will result in the Company continuing to operate in one segment The Company will be required to adopt SFAS in fiscal 1999.

ITEM 7.  FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Infinite Graphics Incorporated
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Infinite Graphics Incorporated (the Company) as of April 30, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 1998 and 1997 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Minneapolis, Minnesota
July 22, 1998

INFINITE GRAPHICS INCORPORATED

BALANCE SHEETS
APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                   1998             1997
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $   195,984
   Accounts receivable, less allowance for doubtful accounts of
      $43,420 and $104,441, respectively                                           735,870       $ 1,390,198
   Account receivable - other (Note 2)                                             200,000
   Inventories (Note 3)                                                            187,743           162,952
   Prepaid expenses and other                                                       44,723            36,312
                                                                               -----------       -----------
               Total current assets                                              1,364,320         1,589,462

PROPERTY, PLANT, AND EQUIPMENT, net (Note 4)                                       758,076           691,002

PURCHASED SOFTWARE, less accumulated amortization
   of $141,446 and $111,203, respectively                                           94,364            54,173

CAPITALIZED SOFTWARE COSTS, less accumulated amortization
   of $5,708,196                                                                                     968,455

ACCOUNT RECEIVABLE - other (Note 2)                                                313,254

OTHER ASSETS                                                                        31,183            30,025
                                                                               -----------       -----------
                                                                               $ 2,561,197       $ 3,333,117
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving credit agreement (Note 5)                                         $   141,324       $   427,291
   Trade accounts payable                                                          237,834           317,451
   Accrued salaries, wages, vacations, and employee withholdings                   198,762           310,962
   Other accrued expenses                                                          229,489           317,772
   Deferred revenue                                                                 10,184           259,308
   Current portion of long-term debt (Note 5)                                       38,855           175,096
   Current portion of capitalized lease obligations (Note 6)                        34,442            43,054
                                                                               -----------       -----------
               Total current liabilities                                           890,890         1,850,934

LONG-TERM DEBT, less current portion (Note 5)                                      403,651             7,395

CAPITALIZED LEASE OBLIGATIONS, less current portion (Note 6)                        76,795           111,465

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
   Common stock, no par value; authorized 10,000,000 shares,
      issued and outstanding 2,652,575 and 2,462,575 shares, respectively        4,136,697         4,112,947
   Accumulated deficit                                                          (2,946,836)       (2,749,624)
                                                                               -----------       -----------
            Total stockholders' equity                                           1,189,861         1,363,323
                                                                               -----------       -----------
                                                                               $ 2,561,197       $ 3,333,117
                                                                               ===========       ===========

See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1998              1997

REVENUES:
   Net sales                                      $ 3,611,891       $ 4,043,174
   Other income                                                          71,313
                                                  -----------       -----------
               Total revenues                       3,611,891         4,114,487

COSTS AND EXPENSES:
   Cost of products sold                            2,621,660         2,820,201
   Selling, general, and administrative               931,638           888,542
   Interest                                            30,000            71,239
                                                  -----------       -----------
               Total costs and expenses             3,583,298         3,779,982
                                                  -----------       -----------

OPERATING INCOME                                       28,593           334,505

EQUITY IN INCOME OF JOINT VENTURE (Note 11)                              16,257
                                                  -----------       -----------

INCOME BEFORE INCOME TAXES                             28,593           350,762

INCOME TAXES (Note 8)                                   2,000             2,000
                                                  -----------       -----------

INCOME FROM CONTINUING OPERATIONS                      26,593           348,762

DISCONTINUED OPERATIONS - Loss from operations
   of discontinued software division (Note 2)        (223,805)         (140,046)
                                                  -----------       -----------

NET (LOSS) INCOME                                 $  (197,212)      $   208,716
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING:
            Basic                                   2,553,671         2,380,778
                                                  ===========       ===========
            Diluted                                 2,711,944         2,717,006
                                                  ===========       ===========

BASIC NET (LOSS) INCOME PER SHARE:
   Continuing operations                          $       .01       $       .15
   Discontinued operations                               (.09)             (.06)
                                                  -----------       -----------
               Net (loss) income                  $      (.08)      $       .09
                                                  ===========       ===========

DILUTED NET (LOSS) INCOME PER SHARE:
   Continuing operations                          $       .01       $       .13
   Discontinued operations                               (.08)             (.05)
                                                  -----------       -----------
               Net (loss) income                  $      (.07)      $       .08
                                                  ===========       ===========

See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                         COMMON STOCK
                                -----------------------------       ACCUMULATED
                                   SHARES            AMOUNT           DEFICIT            TOTAL
                                -----------       -----------
BALANCES AT APRIL 30, 1996        2,350,575       $ 4,096,947       $(2,958,340)      $ 1,138,607

   Options exercised                 32,000             6,000                               6,000
   Warrants exercised                80,000            10,000                              10,000
   Net income                                                           208,716           208,716
                                -----------       -----------       -----------       -----------

BALANCES AT APRIL 30, 1997        2,462,575         4,112,947        (2,749,624)        1,363,323

   Warrants exercised               190,000            23,750                              23,750
   Net loss                                                            (197,212)         (197,212)
                                -----------       -----------       -----------       -----------

BALANCES AT APRIL 30, 1998        2,652,575       $ 4,136,697       $(2,946,836)      $ 1,189,861
                                ===========       ===========       ===========       ===========

See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                         1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                 $  (197,212)      $   208,716
   Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
      Depreciation and amortization                                      836,886           927,950
      Equity in income of joint venture                                                    (16,257)
      Changes in assets and liabilities:
         Accounts receivable                                             654,328          (384,361)
         Inventories                                                     (24,791)          (36,182)
         Prepaid expenses and other                                       (8,411)          (14,850)
         Other assets                                                     14,829            (3,573)
         Accounts payable, accruals, and other accrued expenses         (281,926)          126,886
         Deferred revenue                                               (140,194)           34,824
                                                                     -----------       -----------
                  Net cash provided by operating activities              853,509           843,153

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for capitalized software                                (524,302)         (598,899)
   Other capital expenditures                                           (263,747)         (163,449)
   Increase in account receivable - other                               (123,544)
   Proceeds from sale of discontinued operations                         500,000
   Purchase of joint venture interest, net of cash acquired                                (52,500)
                                                                     -----------       -----------
               Net cash used in investing activities                    (411,593)         (814,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                        (5,957,710)        6,151,690
   Payments under revolving credit agreement                           5,671,743        (5,989,006)
   Proceeds from issuance of long-term debt                              250,000
   Payments on long-term debt                                           (190,433)         (162,990)
   Principal payments under capital lease obligations                    (43,282)          (43,999)
   Proceeds from issuance of common stock                                 23,750            16,000
                                                                     -----------       -----------
               Net cash used in financing activities                    (245,932)          (28,305)
                                                                     -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                195,984                --

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                    --                --
                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   195,984       $        --
                                                                     ===========       ===========

See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - The Company produces computer-generated precision graphics on a custom basis primarily for the electronics industry and designs printed circuit boards and produces precision glass products. Prior to the sale of the software division in 1998, the Company also designed, assembled, integrated, and marketed computer-aided design/computer-aided manufacturing (CAD/CAM) systems and software.

      CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      REVENUE RECOGNITION - Revenue on sales of precision graphics and CAD/CAM systems is recognized when the products are shipped to the customer. If the Company was subject to insignificant obligations on sales of CAD/CAM systems, the costs of performing these insignificant obligations were accrued at the time revenue on the sale of CAD/CAM systems was recognized. Maintenance contract revenues are deferred and recognized as income over the contract period.

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

      CAPITALIZED SOFTWARE COSTS - Through February 27, 1998, the effective date of the sale of the software division, the Company capitalized certain costs incurred in developing and enhancing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and amortizes such costs over the remaining economic life of the related products, which is estimated to be three years for its internally developed products ($0 and $968,455, net of accumulated amortization at April 30, 1998 and 1997, respectively). Amortization of capitalized software charged to loss from operations of discontinued software division amounted to $550,856 and $646,551 for the years ended April 30, 1998 and 1997, respectively.

      PURCHASED SOFTWARE - Certain acquired software technology ($94,364 and $54,173, net of accumulated amortization at April 30, 1998 and 1997, respectively) is being amortized over its estimated remaining useful life of three to five years.

      RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, geographic location. A geographic location is deemed impaired if a forecast of undiscounted future cash flows directly related to the geographic location, including disposal value, if any, is less than its carrying amount. If a geographic location is determined to be impaired, the loss is measured as the amount by which the carrying amount of the geographic location exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, estimates of fair value are based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired geographic location was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

      STATEMENTS OF CASH FLOWS - Supplemental disclosure of cash flow information for the years ended April 30 is as follows:

                                                          1998           1997

      Cash paid for interest                           $  95,041      $ 115,359

      Noncash investing and financing activities are as follows:

      On November 27, 1996, the Company purchased from the joint venture partner a photoplotter and all of the partner's interest in the joint venture. In connection with the purchase, the assets acquired, liabilities assumed, and consideration paid were as follows:

      Assets acquired:
         Cash                                                         $     500
         Accounts receivable                                             31,033
         Inventories                                                     12,287
         Property and equipment                                          46,513
         Other                                                            6,399
         Receivable from the Company                                     85,152
                                                                      ---------
                                                                        181,884
      Liabilities assumed:
         Accounts payable                                                47,063
         Accrued liabilities and compensation                            31,821
         Deferred revenue                                                50,000
                                                                      ---------
                                                                        128,884
                                                                      ---------
      Cash paid                                                       $  53,000
                                                                      =========

      Accounts payable includes invoices for equipment purchases of $25,343 and $42,340 at April 30, 1998 and 1997, respectively. In fiscal 1998, the Company entered into an equipment loan to purchase $183,229 of equipment and the payment of financing costs of $17,219. Capital lease obligations of $0 and $156,091 were incurred when the Company entered into leases for new equipment in fiscal 1998 and 1997, respectively.

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

      RECLASSIFICATIONS - Certain amounts in the financial statements have been reclassified for 1997 to conform with the 1998 presentation. These reclassifications did not affect the net income or stockholders' equity as previously reported.

      NET (LOSS) INCOME PER SHARE - Effective December 15, 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Per share amounts for the year ended April 30, 1997 have been restated for the adoption of SFAS No. 128.

      Basic (loss) income per share is computed by dividing (loss) income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

      Diluted (loss) income per share is computed by dividing (loss) income by the weighted average common and common equivalent shares outstanding. For the years ended April 30, 1998 and 1997, common stock equivalents (stock options and warrants) increased the weighted average common and common equivalent shares outstanding by 158,273 and 336,228 shares, respectively.

      Options to purchase 240,000 shares of common stock at a weighted average exercise price of $.84 per share were outstanding during 1998 but were not included in the computation of diluted (loss) income per share because the options' exercise prices were greater than the average market price of the common shares.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will be required to adopt SFAS No. 130 in fiscal 1999.

      In June 1997, the FASB also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in one segment. The Company will be required to adopt SFAS No. 131 in fiscal 1999.

2.    DISCONTINUED OPERATIONS

      Effective February 27, 1998, the Company sold an exclusive license to use, market, and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX, and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote, or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license agreements (the Agreements) and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998 and may receive additional payments totaling not more than $3,500,000 on or before June 1999, depending on the level of profit performance of the licensed software.

      The above transaction was recognized as a disposal of a business. The software division had revenues of $1,282,000 for the ten months ended February 28, 1998 and $1,801,585 for the year ended April 30, 1997. At April 30, 1998, there are approximately $130,000 of assets and no liabilities related to the software division.

      At April 30, 1998, the Company has a $513,254 receivable from Global MAINTECH. This receivable consists of $389,710 due in connection with the Agreements, of which $200,000 was received in fiscal 1999, and $123,544 for amounts paid by the Company on behalf of Global MAINTECH.

      The carrying value of the assets sold or expensed exceeded the proceeds received in connection with the Agreements by $389,710 at June 30, 1998. At the present time, management of the Company believes the future payments in connection with the Agreements will exceed $389,710. The Company has only recorded a future receivable to the extent of the realized loss resulting in no loss gain on the sale of discontinued operations. Future receipts in connection with the Agreements will be recorded as a reduction of the Global MAINTECH receivable and any excess will be recorded as gain on sale of discontinued operations.

3.    INVENTORIES

                                                               April 30
                                                       ------------------------
                                                          1998           1997

      Raw materials                                    $ 160,371      $ 147,252
      Work-in-process and finished goods                  27,372         15,700
                                                       ---------      ---------
                                                       $ 187,743      $ 162,952
                                                       =========      =========

4.    PROPERTY, PLANT, AND EQUIPMENT

                                                               April 30
                                                     --------------------------
                                                         1998           1997

      Land                                           $    20,000    $    20,000
      Buildings and improvements                         520,468        420,670
      Leasehold improvements                             314,392        300,672
      Machinery and equipment                          3,879,397      3,703,277
      Vehicles                                            42,705         42,705
      Furniture and fixtures                             169,677        172,606
                                                     -----------    -----------
                                                       4,946,639      4,659,930
      Less accumulated depreciation and amortization   4,188,563      3,968,928
                                                     -----------    -----------
                                                     $   758,076    $   691,002
                                                     ===========    ===========

      The above amounts include equipment under capital leases with a cost of $161,950 and $215,745 and accumulated amortization of $53,789 and $62,246 at April 30, 1998 and 1997, respectively.

5.    REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

                                                               April 30
                                                       ------------------------
                                                          1998           1997

      Revolving credit agreements                      $ 141,324      $ 427,291
                                                       =========      =========

      Notes payable:
         Mortgage note                                 $ 242,118      $ 149,202
         Equipment note and loan                         200,388         15,619
         Term loan, paid in 1998                                         17,670
                                                       ---------      ----------
                                                         442,506        182,491
      Less current maturities                             38,855        175,096
                                                       ---------      ----------
                                                       $ 403,651      $   7,395
                                                       =========      =========

      On October 24, 1997, the Company entered into a revolving credit agreement (the Revolver), a mortgage note (the Mortgage Note), and an equipment note (the Equipment Note). The Revolver and Mortgage Note replaced existing financing agreements.

      The Revolver, at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable, up to $750,000, as defined. Interest on outstanding borrowings is payable monthly and is the greater of prime plus 4.5%, never to be readjusted below 10%, or a minimum default, as determined at the lender's discretion, the interest rate increases to the greater of prime plus 9.5%, never to be readjusted below 15%, or a minimum monthly interest charge of $2,900. The Revolver also requires payment of a $1,500 quarterly administrative fee. The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or October 12, 1999. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to October 23, 1999, unless the funds used to prepay the Revolver are borrowed from Riverside Bank then no prepayment charge is due. As of April 30, 1998, the amount outstanding relating to the Revolver was $141,324 and the interest rate was 13%.

      The Mortgage Note provided for a $250,000 term loan and interest payable at the bank's reference rate, as defined, plus 2% (10.5% at April 30, 1998). The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. The Mortgage Note matures on October 15, 2000. Monthly principal and interest payments are currently $3,385. A portion of the Mortgage Note proceeds, $112,000, was used to pay an existing mortgage. As of April 30, 1998, the amount outstanding relating to this payable was $242,118.

      The Equipment Note provides for a $700,000 line of credit for the purchase of machinery, equipment, furniture, and fixtures and the balance outstanding as of April 30, 1998 was $192,993. The term of the Equipment
      Note is from October 24, 1997 to October 24, 2004. Interest on borrowings under the Equipment Note is payable at prime plus 2% (10.5% at April 30, 1998), and is adjusted quarterly if the prime rate changes. The bank writes individual term notes under the Equipment Note after purchases are made and advances are requested and submitted by the Company. The individual term notes require the Company to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance from the date of the borrowings to October 24, 2004. Monthly principal and interest payments are $3,460.

      Borrowings under the Revolver, Mortgage Note, and Equipment Note are secured by substantially all of the Company's assets and personally guaranteed by the Company's Chief Executive Officer. The Revolver, Mortgage Note, and/or Equipment Note contain various restrictive covenants relating to a net loss of no more than $100,000 for each succeeding six-month period beginning January 31, 1998, limitations on additional indebtedness and capital expenditures, prohibition of dividend payments, and other matters.

      During fiscal 1996, in connection with the Company's purchase of assets of a California precision graphics service company from bankruptcy court, the Company entered into a promissory note for $76,000 which had an interest rate of prime plus 2% (payable in 24 equal monthly payments). The note was secured by the assets acquired. The balance outstanding at April 30, 1997, $17,202, was paid in fiscal 1998.

      During fiscal 1996 the Company entered into an equipment loan, which is collateralized by the equipment purchased. Principal borrowings on this loan as of April 30, 1998 and 1997 total $7,395 and $15,619, respectively, at an interest rate of 8.3%. As of April 30, 1998, the loan balance is $7,395 and requires future monthly principal and interest payments totaling $7,680 until February 1999.

      Principal maturities on the notes outstanding at April 30, 1998 are payable as follows:

      Years ending April 30:
             1999                                               $  38,855
             2000                                                  35,361
             2001                                                 228,750
             2002                                                  21,823
             2003                                                  24,228
             Thereafter                                            93,489
                                                                ---------
                                                                $ 442,506
                                                                =========

      The carrying amounts of notes payable and long-term debt approximate fair market value at April 30, 1998. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

6.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases certain of its facilities and equipment under operating leases (see Note 9). Rent expense incurred on these leases was approximately $108,000 and $222,000 for the years ended April 30, 1998 and 1997, respectively.

      Future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at April 30, 1998 are as follows:

                                                        Capital       Operating

      Years ending April 30:
         1999                                          $  44,356      $  38,556
         2000                                             35,868         12,998
         2001                                             35,868
         2002                                             11,956
                                                       ---------      ---------
      Total minimum lease payments                       128,048      $  51,544
                                                                      =========
      Less amounts representing interest                  16,811
                                                       ---------
      Present value of net minimum obligations           111,237
      Less current portion                                34,442
                                                       ---------
      Long-term obligations at April 30, 1998          $  76,795
                                                       =========

      PURCHASE COMMITMENT - During 1998, the Company installed equipment costing approximately $1,100,000. The Company is not required to pay for the equipment until it is operating within specific tolerances. The vendor has agreed to assist the Company in obtaining financing for the equipment. The Company had reached an agreement with a financing company to lease the equipment at the time of acceptance. However, the financing company terminated its agreement due to delays in the Company accepting the equipment caused by the equipment not operating within specific tolerances. The Company has not accepted the equipment and is searching for alternative financing.

7.    STOCKHOLDERS' EQUITY

      STOCK OPTIONS - Effective August 1, 1997, the Company established an additional stock option plan, referred to as the 1997 Stock Option Plan. This plan permits the granting of Nonstatutory Stock Options and Incentive Options to employees and others providing services to the Company. With the addition of this plan, the Company has three Incentive Stock Option Plans (the Plans) for employees, directors, and company consultants. The Company has reserved 1,150,000 shares of common stock for the Plans. The option exercise price is to be not less than the fair market value of the stock at the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. The incentive options granted are exercisable as follows: 20% after the first year, 40% after the second year, 60% after the third year, 80% after the fourth year, and 100% after the fifth year. Activity under the Plans is as follows:

                                                        1998                        1997
                                               ---------------------       ---------------------
                                                             Weighted                    Weighted
                                                             Average                     Average
                                                             Exercise                    Exercise
                                                Shares        Price         Shares        Price

      Outstanding at beginning of year         370,000       $   .52       290,000       $   .33
         Granted                               240,000           .80       120,000           .88
         Exercised                                                         (32,000)          .19
         Expired                              (220,000)          .63        (8,000)          .19
                                               -------                     -------
      Outstanding at end of year               390,000       $   .63       370,000       $   .52
                                               =======       =======       =======       =======

      Options available for future grant       290,000                     130,000
                                               =======                     =======

      The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plans. No compensation cost has been recognized for options issued under the Plans when the exercise prices of the options granted are at least equal to the fair value of the common stock on the date of the grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per common share would have changed to the pro forma amounts indicated below:

                                                             1998                                1997
                                                -----------------------------       -----------------------------
                                                As Reported        Pro forma        As Reported        Pro forma

      Income from continuing operations         $    26,593       $    14,222       $   348,762       $   338,327
      Discontinued operations                      (223,805)         (223,805)         (140,046)         (140,046)
                                                -----------       -----------       -----------       -----------

           Net (loss) income                    $  (197,212)      $  (209,583)      $   208,716       $   198,281
                                                ===========       ===========       ===========       ===========

      Basic (loss) income per share:
        Continuing operations                   $       .01       $       .01       $       .15       $       .14
        Discontinued operations                        (.09)             (.09)             (.06)             (.06)
                                                -----------       -----------       -----------       -----------
           Net (loss) income                    $      (.08)      $      (.08)      $       .09       $       .08
                                                ===========       ===========       ===========       ===========

      Diluted (loss) income per share:
        Continuing operations                   $       .01       $       .00       $       .13       $       .12
        Discontinued operations                        (.08)             (.08)             (.05)             (.05)
                                                -----------       -----------       -----------       -----------
           Net (loss) income                    $      (.07)      $      (.08)      $       .08       $       .07
                                                ===========       ===========       ===========       ===========


      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                       1998          1997

      Dividend yield                                   None          None
      Expected volatility                             45.20%        43.94%
      Expected life of option                           5             5
      Risk free interest rate                          5.98%         6.33%
      Fair value of options on grant date              $.81          $.42

      The following table summarizes information about stock options outstanding at April 30, 1998:

                                  Options Outstanding                Options Exercisable
                     ------------------------------------------    -----------------------
                                        Weighted
                                         Average       Weighted                   Weighted
      Range of                          Remaining       Average                    Average
      Exercise          Number      Contractual Life   Exercise       Number      Exercise
      Prices         Outstanding         (Years)         Price     Exercisable      Price

      $.28-$.31        150,000              .50          $.30        150,000        $.30
       .72-.84         160,000             4.66           .83             --          --
       .88              80,000             4.00           .88         16,000         .88
                       -------                                       -------        ----
      $.28-$.88        390,000             2.92          $.63        166,000        $.36
                       =======             ====          ====        =======        ====

      WARRANTS - In November 1992, warrants to purchase 350,000 shares of common stock at an exercise price of $.125 per share were issued as part of a debt restructuring. During fiscal 1998, 1997, and 1995, warrants to purchase 190,000, 80,000, and 80,000 shares, respectively, of common stock were exercised in each year.

8.    INCOME TAXES

      The income tax benefit for fiscal 1998 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss carryforward was not expected. Income tax expense for the year ended April 30, 1997 has been primarily offset by a reduction in the valuation allowances for deferred taxes. Income tax expense for the years ended April 30, 1998 and 1997 relates to minimum taxes due to various states the Company operates in.

      For the years ended April 30, the provisions for income taxes relating to continued operations differ from the expected income tax based on the federal statutory tax rate as follows:

                                                  1998             1997

      Federal tax at statutory rate            $  10,000        $ 123,000
      State taxes                                  2,000            2,000
      Change in valuation allowances              19,000         (135,000)
      Other                                      (29,000)          12,000
                                               ---------        ---------
                                               $   2,000        $   2,000
                                               =========        =========

      Deferred tax assets and liabilities represent the tax impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

      Deferred taxes as of April 30 consist of the following:

                                                                     1998              1997

      Current deferred tax assets (liabilities):
         Allowance for doubtful accounts and other accruals      $    69,000       $   102,000
         Less valuation allowance                                    (69,000)         (102,000)
                                                                 -----------       -----------
         Net current deferred tax assets (liabilities)           $        --       $        --
                                                                 ===========       ===========

      Long-term deferred tax (liabilities) assets:
         Software development costs                              $        --       $  (368,000)
         Unrealized gain on discontinued operations                 (125,000)
         Excess of tax over book depreciation                       (368,000)         (467,000)
         Tax net operating loss carryforward                       1,099,000         1,326,000
         General business credit                                     375,000           359,000
         Less valuation allowance                                   (981,000)         (850,000)
                                                                 -----------       -----------
         Net long-term deferred tax (liabilities) assets         $        --       $        --
                                                                 ===========       ===========

      The Company has recorded valuation allowances to reduce the recorded net deferred tax assets to zero after considering evidence regarding future realization of the deferred amounts.

      At April 30, 1998, the Company has income tax net operating loss carryforwards of approximately $2,900,000 for federal and $1,600,000 for Minnesota tax purposes. If not used, these carryforwards will begin to expire in 2000 for federal and 2003 for state. The Company also has federal general business credits of approximately $375,000 which will begin to expire in 2003.

9.    RELATED-PARTY TRANSACTIONS

      The Company leases one of its facilities from a partnership which is 50% owned by the Chairman of the Board of the Company. Monthly rentals under this lease are $2,750. Rent expense incurred on this lease was $33,000 for each of the years ended April 30, 1998 and 1997, respectively.

      The Company leases production equipment from a partnership of which the Chairman of the Board is a partner. Rent expense incurred on this lease was $38,340 for each of the years ended April 30, 1998 and 1997.

10.   DEFERRED SAVINGS PLANS

      The Company has a defined contribution savings plan for employees who have completed 30 days of service and attained the age of 21. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. No such discretionary contributions were made for the years ended April 30, 1998 or 1997. The Company also has a discretionary cash bonus plan. The Company accrued approximately $0 and $52,000 for the years ended April 30, 1998 and 1997, respectively, relating to the discretionary cash bonus plan.

11.   INVESTMENT IN JOINT VENTURES

      Effective May 1, 1994, the Company entered into a verbal agreement to form a joint venture in which, upon contribution of substantially all of the net assets of the Company's New Hampshire facility (approximately $50,000), the Company would own 50% of the equity of the new corporation. The assets were transferred at their historical carrying values.

      The Company purchased from the joint venture partner, on November 27, 1996, a photoplotter and all of the partner's interest in the joint venture. The Company agreed to continue payments totaling $66,000 to the partner due in monthly installments of $5,500 (which includes $3,000 for a monthly service agreement). The final payment was due on November 1, 1997, at which time the partner transfered ownership of the photoplotter to the Company. The Company also agreed to assume all the assets and liabilities of the joint venture and pay the partner $53,000 in cash and to provide the partner $50,000 of Engineering Services beginning on December 1, 1996 for the partner's interest in the joint venture. The Company assigned a value of approximately $30,000 to the photoplotter, approximately the future principal payments the Company will make. The acquisition was accounted for under the purchase method of accounting.

      Summarized financial information from the unaudited financial statements of the joint venture, accounted for by the equity method, is as follows:

                                            Period from
                                           May 1, 1996 to
                                         November 27, 1996

      Net sales                              $ 273,766
      Costs and expenses                       241,253
      Net income                                32,513

      The Company's share of net income of the joint venture for the year ended April 30, 1997 was $16,257.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 10.  EXECUTIVE COMPENSATION.

            Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

            (a) For Financial Statements filed as part of this Form 10-KSB, reference is made to the Financial Statements beginning on page 11 of this Form 10-KSB. For a list of Exhibits filed as part of this Form 10-KSB, see Exhibit Index on page 29 of this Form 10-KSB.

            (b) During the last quarter of the of the period covered by this Form 10-KSB, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1998                By: _/s/ Clifford F. Stritch, Jr._______
                                            Clifford F. Stritch, Jr.
                                            Chairman of the Board





            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  August 13, 1998                By: _/s/ Clifford F. Stritch, Jr._______
                                            Clifford F. Stritch, Jr.
                                            Chairman of the Board
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Principal Accounting Officer


Date:  August 13, 1998                By: _/s/ Edwin F. Snyder________________
                                            Edwin F. Snyder
                                            Director

Date:  August 13, 1998                By: ____________________________________
                                            Durwood L. Airhart
                                            Director

Date:  August 13, 1998                By: _/s/ Michael J. Evers_______________
                                            Michael J. Evers
                                            Director

                         INFINITE GRAPHICS INCORPORATED
                                INDEX TO EXHIBITS
                 Form 10-KSB (for the year ended April 30, 1998)

3.1    Articles of Incorporation of Infinite Graphics Incorporated (1)

3.2    Bylaws of Infinite Graphics Incorporated (1)

4      Form of Certificate for Common Stock of Infinite Graphics Incorporated
       (1)

10.1   Incentive Stock Option Plan of Infinite Graphics Incorporated* (5)

10.2 Lease between the Company and Infinite Properties, dated October 31, 1983, for property at 4621 East Lake Street, Minneapolis, Minnesota (1)

10.3 License agreement between the Company and Calos, Inc., dated December 21, 1984 (1)

10.4 Lease between the Company and Harold J. Brooks, dated November 15, 1989, for the property at 8 Industrial Way, Salem, New Hampshire (2)

10.5 Lease between Company and Anchor Paper, dated December 20, 1990, for 3,000 square feet of space in the Plymouth building (3)

10.6   Settlement agreement between CIT and Company dated April 7, 1992 (4)

10.7   Robert J. Fink financing agreements dated November 17, 1992 (5)

10.8 Republic Acceptance Corporation financing agreements dated November 17, 1992 (5)

10.9 Amended lease between the Company and Infinite Properties dated November 30, 1993 (6)

10.10 Amended lease between the Company and Anchor Paper Company dated January 1, 1994 (6)

10.11 Extended lease between the Company and Harold J. Brooks dated January 31, 1995 (7)

10.12 Amended lease between the Company and Anchor Paper Company dated January 1, 1996 (8)

10.13 Lease between the Company and Superior Investment Company dated September 1, 1995 (8)

10.14 Amended lease between the Company and Anchor Paper Company dated January 1, 1997 (9)

10.15 License and Asset Purchase Agreement dated February 27, 1998 between the Company and Global MAINTECH Corporation (10)

10.16 General Credit and Security Agreement dated as of October 24, 1997 between the Company and SPECTRUM Commercial Services**

10.17 Revolving Note dated October 24, 1997 in original principal amount of $750,000**

10.18 Term Loan Agreement dated as of October 24, 1997 between the Company and Riverside Bank**

10.19 Mortgage Note dated October 24, 1997 in original principal amount of $250,000**

10.20 Combination Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Rents dated as of October 24, 1997 between the Company and Riverside Bank**

10.21 Guaranty of Clifford F. Stritch, Jr. to Riverside Bank with respect to $250,000 Mortgage Loan dated October 24, 1997**

10.22 Guaranty of Clifford F. Stritch, Jr. to SPECTRUM Commercial Services dated October 24, 1997**

10.23 Subordination Agreement dated as of October 24, 1997 between SPECTRUM Commercial Services and Robert J. Fink relating to loans by SPECTRUM Commercial Services to the Company**

27     Financial data schedule.**


* Indicates management contracts or compensatory plan or arrangement required to be filed is an exhibit to Form 10-K.

**     Filed herewith.

(1) Filed with the Annual Report on Form 10K for the year ended April 30, 1989, and incorporated herein by reference.

(2) Filed with the Annual Report on Form 10-K for the year ended April 30, 1990, and incorporated herein by reference.

(3) Filed with the Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference

(4) Filed with the Annual Report on Form 10-K for the year ended April 30, 1992, and incorporated herein by reference.

(5) Filed with the Annual Report on Form 10K for the year ended April 30, 1993, and incorporated herein by reference

(6) Filed with the Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(7) Filed with the Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.

(8) Filed with the Annual Report on Form 10-K for the year ended April 30, 1996, and incorporated herein by reference.

(9) Filed with the Annual Report on Form 10-K for the year ended April 30, 1997, and incorporated herein by reference.

(10) Filed with the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.