Form 10QSB
period 1998-07-31
INFINITE GRAPHICS INC
filed 1998-09-21
CIK 744500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:         July 31, 1998

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

                2,652,575 common shares as of September 15, 1998

                            Total number of pages: 9

                            Exhibit index on page: 9

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                INFINITE GRAPHICS
                                  BALANCE SHEET
                                    UNAUDITED


                                                                 July 31, 1998  April 30, 1998
                                                                  ------------  --------------
ASSETS

CURRENT ASSETS:
  Cash                                                            $   307,596    $   195,984
  Accounts receivable, less allowance for doubtful accounts       $   615,595    $   735,870
     of $58,485 and $43,420 respectively
  Account receivable - other (Note D)                                     ($0)   $   200,000
  Inventories                                                     $   246,152    $   187,743
  Prepaid expenses and other                                      $   107,590    $    44,723
                                                                  -----------    -----------
          Total current assets                                    $ 1,276,933    $ 1,364,320

PROPERTY, PLANT, AND EQUIPMENT, NET                               $   770,538    $   758,076

PURCHASED SOFTWARE, NET                                           $    90,222    $    94,364


ACCOUNTS RECEIVABLE (Note D)                                      $   258,600    $   313,254

OTHER ASSETS                                                      $    30,224    $    31,183
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 2,426,517    $ 2,561,197
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving credit agreement                                      $    36,521    $   141,324
  Trade accounts payable                                          $   198,653    $   237,834
  Accrued salaries, wages, vacations, and employee withholdings   $   193,226    $   198,762
  Other accrued expenses                                          $   236,319    $   239,673
  Current portion of long-term debt                               $    44,434    $    38,855
  Current portion of capitalized lease obligations                $    33,508    $    34,442
                                                                  -----------    -----------
          Total current liabilities                               $   742,661    $   890,890

LONG-TERM DEBT, less current portion                              $   386,745    $   403,651

CAPITALIZED LEASE OBLIGATIONS, less current portion               $    69,319    $    76,795

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    issued and outstanding 2,652,575 at both dates                $ 4,136,697    $ 4,136,697
  Accumulated deficit                                             ($2,908,905)   ($2,946,836)
                                                                  -----------    -----------
         Total stockholders' equity                               $ 1,227,792    $ 1,189,861
                                                                  -----------    -----------

    TOTAL LIABILITIES & EQUITY                                    $ 2,426,517    $ 2,561,197
                                                                  ===========    ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                              STATEMENTS OF INCOME
                                    UNAUDITED

                                                   THREE MONTH PERIOD
                                                     ENDING JULY 31,
                                                    1998         1997
                                               -------------------------


REVENUES                                       $   976,370   $   931,432


COSTS AND EXPENSES:
  Costs of products sold                       $   699,280   $   661,572
  Selling, general and administrative          $   219,120   $   243,784
  Interest                                     $    20,039   $     9,712
                                               -----------   -----------
             Total costs and expenses          $   938,439   $   915,068

INCOME FROM CONTINUING OPERATIONS              $    37,931   $    16,364

DISCONTINUED OPERATIONS-Loss from operations
  of discontinued software division (Note D)   $         0   ($    4,261)
                                               -----------   -----------

NET INCOME                                     $    37,931   $    12,103
                                               ===========   ===========



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING
             Basic                               2,652,575     2,462,575
                                               ===========   ===========
             Diluted                             2,732,346     2,738,939
                                               ===========   ===========

BASIC NET INCOME (LOSS) PER SHARE
  Continuing operations                        $      0.01   $      0.01
  Discontinued operations                      $      0.00         (NIL)
                                               -----------   -----------
             Net income (loss)                 $      0.01          $NIL
                                               ===========   ===========

DILUTED NET INCOME (LOSS) PER SHARE:
  Continuing operations                        $      0.01          $NIL
  Discontinued operations                      $      0.00         (NIL)
                                               -----------   -----------
             Net income (loss)                 $      0.01          $NIL
                                               ===========   ===========


See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    Three Month Period
                                                                      Ended July 31,
                                                                     1998         1997
                                                                  ---------    ---------
CASH FLOWS FROM OPERATINE ACTIVITIES:
  Net income                                                      $  37,931    $  12,103
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                 $  74,545    $ 241,436
    Changes in assets and liabilities:
      Accounts receivable                                         $ 120,275    $ 296,876
      Inventories                                                 ($ 58,409)   ($    385)
      Prepaid expenses and other                                  ($ 61,908)   ($ 15,967)
      Accounts payable, accruals and other accrued expenses       ($ 48,071)   ($196,235)
                                                                  ---------    ---------
            Net cash provided by operating activities             $  64,363    $ 337,828


CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for capitalized software                                    ($180,873)
      Other capital expenditures                                  ($ 82,865)   ($ 21,282)
      Decrease in account receivable-other                        $  54,654
      Proceeds from sale of discontinued operations               $ 200,000
                                                                  ---------    ---------
            Net cash provided by (used in) investing activities   $ 171,789    ($202,155)


CASH LOWS FROM FINANCING ACTIVITIES:
      Decrease in revolving credit agreement                      ($104,803)   ($ 91,052)
      Payments on long-term debt and capital lease obligations    ($ 19,737)   ($ 44,621)
                                                                  ---------    ---------
            Net cash used in financing activities                 ($124,540)   ($135,673)


NET INCREASE IN CASH AND CASH EQUIVALENTS                         $ 111,612    $       0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    $ 195,984    $       0
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 307,596    $       0
                                                                  =========    =========



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of July 31, 1998 and the Statements of Income for the three month periods ended July 31, 1998 and 1997 and Statements of Cash Flows for the three month ended July 31, 1998 and 1997 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1998 has been derived from the audited Balance Sheet included in the Company's April 30, 1998 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1998 Annual Report to Shareholders.

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the periods presented comprehensive income is the same as net income.

Reclassifications - Certain amounts in the financial statements have been reclassified for fiscal year 1998 to conform with fiscal 1999 presentation.

NOTE B:
Basic (loss) income per share is computed by dividing (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

NOTE C:
During 1998, the Company installed equipment costing approximately $1,100,000. The Company is not required to pay for the equipment until it is operating within specific tolerances. The vendor has agreed to assist the Company in obtaining financing for the equipment. The Company had reached an agreement with a financing company to lease the equipment at the time of acceptance. However, the financing company terminated its agreement due to delays in the Company accepting the equipment caused by the equipment not operating within specific tolerances. The Company has not accepted the equipment and is searching for alternative financing.

NOTE D:
Effective February 27, 1998, the Company sold an exclusive license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexculsive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX, and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote, or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license agreements ( the Agreements) and the sale of the software systems division assets to Global MAINTECH, the Company received

$500,000 on February 27, 1998 and $200,000 on June 2, 1998 and may receive additional payments totaling not more than $3,300,000 on or before June, 1999, depending on the level of profit performance of the licensed software.

The above transaction was recognized as a disposal of a business. At July 31, 1998, the Company has a $258,600 receivable from Global MAINTECH

At the present time, management of the Company believes the future payments in connection with the Agreements will exceed $258,600. The Company has only recorded a future receivable to the extent of the realized loss resulting in no loss gain on the sale of discontinued operations. Future receipts in connection with the Agreements will be recorded as a reduction of the Global MAINTECH receivable and any excess will be recorded as gain on sale of discontinued operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

Operations for the three months ended July 31, 1998 resulted in sales of $976,370 compared to $931,432 for the same period last year or a 5 percent increase The increase is primarily due to increased sales from our west coast operations.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended July 31, 1998 were $219,120 compared to $243,784 for the same period last year, a decrease of $24,664 or 10 percent. S, G & A decreased because of decreases in salary expense, travel and commissions. Interest expense increased due to a portion of the interest expense for the three months ended July 31, 1997 is being allocated to operations of discontinued software division.

The Company had net income from continuing operations of $37,931 for three months ended July 31, 1998, compared to net income from continuing operations of $16,364 for the three months ended July 31, 1997.

Liquidity and Capital Resources. The Company's cash flow from operations was $64,383 for the three months ended July 31, 1998, compared to $337,828 for the same period last year. The largest components of cash flow from operations for three months ended July 31, 1998 were depreciation and amortization of $74,545 and the decrease in accounts receivable of $120,275. The largest component of cash flow from operations for three months ended July 31, 1997 was depreciation and amortization of $241,436 and decrease in accounts receivable of $296,876.

The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1999, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing. The Company's capital expenditures for equipment, automation improvements and new opportunities during fiscal 1999 are expected to be approximately $2,500,000, which includes $1,100,000 of equipment ordered, delivered and not accepted. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flow provided by investing activities was $171,789 for the three month period ending July 31, 1998 . In fiscal 1999 cash provided by investing activities consisted primarily of cash receipts of $254,654 from the sale of the System Software Division partially offset by payments for other capital expenditures of $82,865. For the three months ended July 31, 1997 cash flow provided by investing activities was $202,155.

The Company's cash flow used in financing activities was $124,540 for the three months ended July 31, 1998 compared to $135,673 in the same period last year. Cash flows used in financing activities for period ended July 31, 1998 consisted of payments on long-term debt and principal payments on capital lease obligations of $19,737 and a decrease of $104,803 in the revolving credit agreement. Cash flows used in financing activities for period ended July 31, 1997 were payments on long-term debt and principal payments on capital lease obligations of $44,621, partially offset by the decrease in the revolving credit agreement of $91,052.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Year 2000 Compliance. The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 problem and is developing an implementation plan to resolve the issues identified. The Company's accounting software is not Year 2000 compliant. The Company is currently evaluating vendor software packages to meet its future needs. The Company believes the Year 2000 problem will not pose any significant operational concerns and is not anticipated to be material to the Company's financial position or results of operations in any given year.

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




September 21, 1998                         by       /S/ CLIFFORD F. STRITCH, JR.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer
                                                    Chief Financial Officer