Form 10QSB
period 1998-10-31
INFINITE GRAPHICS INC
filed 1998-12-15
CIK 744500

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  October 31, 1998

Commission File Number:  2-90422-C


                         Infinite Graphics Incorporated
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Minnesota                                 41-0956693
     (State of Jurisdiction)                (IRS Employer Identification)

               4611 East Lake Street, Minneapolis, Minnesota 55406
                    (Address of Principal Executive Offices)
                                   (Zip Code)


                                  612-721-6283
                           (Issuer's Telephone Number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes X         No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 2,752,575 common shares as of December 15, 1998

                            Total number of pages: 10

                            Exhibit index on page: 10

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                INFINITE GRAPHICS
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                       October 31, 1998    April 30, 1998
                                                                       ----------------    --------------
ASSETS
CURRENT ASSETS:
  Cash                                                                   $    355,342       $    195,984
  Accounts receivable, less allowance for doubtful accounts              $    689,676       $    735,870
     of $73,575 and $43,420 respectively
  Account receivable - other (Note D )                                   $    405,228       $    200,000
  Inventories                                                            $    326,377       $    187,743
  Prepaid expenses and other                                             $     74,867       $     44,723
                                                                         ------------       ------------
          Total current assets                                           $  1,851,490       $  1,364,320

PROPERTY, PLANT, AND EQUIPMENT, NET                                      $  1,995,796       $    758,076

  PURCHASED SOFTWARE,  NET                                               $     84,653       $     94,364

ACCOUNTS RECEIVABLE-OTHER                                                $          0       $    313,254

OTHER ASSETS                                                             $     29,609       $     31,183
                                                                         ------------       ------------

TOTAL ASSETS                                                             $  3,961,548       $  2,561,197
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit agreement                                             $     59,580       $    141,324
  Trade accounts payable                                                 $    331,149       $    237,834
  Accrued salaries, wages, vacations, and employee withholdings          $    220,859       $    198,762
  Other accrued expenses                                                 $    238,097       $    239,673
  Current portion of long-term debt                                      $     75,495       $     38,855
  Current portion of capitalized lease obligations                       $    203,469       $     34,442
                                                                         ------------       ------------
          Total current liabilities                                      $  1,128,649       $    890,890

LONG-TERM DEBT, less current portion                                     $    598,314       $    403,651

CAPITALIZED LEASE OBLIGATIONS, less current portion                      $    881,050       $     76,795

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    issued and outstanding 2,752,575 and 2,652,575, respectively         $  4,167,635       $  4,136,697
  Accumulated deficit                                                    ($ 2,783,162)      ($ 2,946,836)
                                                                         ------------       ------------
                                                                         $  1,384,473       $  1,189,861

Notes and related interest receivable from purchase of common stock      ($    30,938)      $          0
                                                                         ------------       ------------
         Total stockholders' equity                                      $  1,353,535       $  1,189,861

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  3,961,548       $  2,561,197
                                                                         ============       ============

See notes to financial statements.

INFINITE GRAPHICS INCORPORATED
STATEMENTS OF OPERATIONS
UNAUDITED

                                                                    THREE MONTH PERIOD               SIX MONTH PERIOD
                                                                     ENDED OCTOBER 31                ENDED OCTOBER 31
                                                                  1998             1997            1998             1997
                                                             --------------------------------------------------------------
REVENUES                                                       $1,170,596        $886,248       $2,146,966       $1,817,680

COSTS AND EXPENSES:
  Costs of products sold                                         $735,615        $652,681       $1,434,895       $1,314,253
  Selling, general and administrative                            $266,949        $282,075         $486,069         $525,859
  Interest                                                        $42,289          $5,774          $62,328          $15,486
                                                               ----------      ----------       ----------       ----------
               Total costs and expenses                        $1,044,853        $940,530       $1,983,292       $1,855,598

INCOME (LOSS) FROM CONTINUING OPERATIONS                         $125,743        ($54,282)        $163,674         ($37,918)

DISCONTINUED OPERATIONS-Loss from operations
  of discontinued software division (Note D)                           $0        ($78,483)              $0         ($82,744)
                                                               ----------      ----------       ----------       ----------

NET  INCOME (LOSS)                                               $125,743       ($132,765)        $163,674        ($120,662)
                                                               ==========      ==========       ==========       ==========



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                                           2,688,445       2,462,575        2,670,510        2,462,575
                                                               ==========      ==========       ==========       ==========
                Diluted                                         2,749,601       2,462,575        2,740,974        2,462,575
                                                               ==========      ==========       ==========       ==========

BASIC NET INCOME (LOSS) PER SHARE:
  Continuing operations                                             $0.05          ($0.02)           $0.06           ($0.02)
  Discontinued operations                                           $0.00          ($0.03)           $0.00           ($0.03)
                                                               ----------      ----------       ----------       ----------
                Net income (loss)                                   $0.05          ($0.05)           $0.06           ($0.05)
                                                               ==========      ==========       ==========       ==========

DILUTED NET INCOME (LOSS) PER SHARE:
  Continuing operations                                             $0.05          ($0.02)           $0.06           ($0.02)
  Discontinued operations                                           $0.00          ($0.03)           $0.00           ($0.03)
                                                               ----------      ----------       ----------       ----------
                Net income (loss)                                   $0.05          ($0.05)           $0.06           ($0.05)
                                                               ==========      ==========       ==========       ==========

See notes to financial statements.

                              INFINITE GRAPHICS INCORPORATED
                                STATEMENTS OF CASH FLOWS
                                      UNAUDITED

                                                                          Six Month Period
                                                                          Ended October 31
                                                                       1998              1997
                                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $163,674       ($120,662)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                     $147,832        $484,494
    Changes in assets and liabilities:
      Accounts receivable                                              $46,194        $338,459
      Inventories                                                    ($138,634)       ($26,203)
      Prepaid expenses and other                                      ($28,570)       ($23,146)
      Deferred revenue                                                                ($72,457)
      Accounts payable, accruals and other accrued expenses           $113,836        ($30,189)
                                                                    --------------------------
            Net cash provided by operating activities                 $304,332        $550,296


CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for capitalized software                                 $0       ($369,111)
      Other capital expenditures                                     ($385,841)      ($139,185)
      Decrease in account reveivable-other                            $108,026              $0
                                                                    --------------------------
            Net cash provided by (used in) investing activities      ($277,815)      ($508,296)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in revolving credit agreement                          ($81,744)       ($64,990)
      Proceeds from issuance of debt                                  $256,470        $250,000
      Payments on long-term debt and capital lease obligations        ($41,885)      ($193,478)
                                                                    --------------------------
            Net cash used in financing activities                     $132,841         ($8,468)
                                                                    --------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             $159,358         $33,532

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        $195,984              $0
                                                                    --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $355,342         $33,532
                                                                    ==========================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
       Stock options purchased with note receivable                    $30,938
       Equipment acquired by capital lease                            $990,000


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of October 31, 1998 and the Statements of Operations for the three and six months ended October 31, 1998 and 1997 and the Statements of Cash Flows for the six months ended October 31, 1998 and 1997 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair statement of the periods presented. The Balance Sheet as of April 30, 1998 has been derived from the audited Balance Sheet included in the Company's April 30, 1998 Annual Report to Shareholders. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1998 Annual Report to Shareholders.

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." For the periods presented comprehensive income is the same as net income.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies as hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

Reclassifications - Certain amounts in the financial statements have been reclassified for fiscal year 1998 to conform with fiscal 1999 presentation.

NOTE B:
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

NOTE C:
During 1998, the Company installed equipment costing approximately $1,100,000. The Company was not required to pay for the equipment until it was operating within specific tolerances. Arrangements were made with a financing company to lease the equipment at the time of acceptance. The sixty month lease has payments of $21,025 per month and a fair market buy out at the end of the lease. The Company accepted the equipment on October 23, 1998. The equipment and the lease are reflected on the financials dated October 31, 1998.

NOTE D:
Effective February 27, 1998, the Company sold an exclusive license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX, and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote, or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license agreements (the Agreements) and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998 and $200,000 on June 2, 1998 and may receive additional payments totaling not more than $3,300,000 on or before June, 1999, depending on the level of profit performance of the license software.

The above transaction was recognized as a disposal of a business. At October 31, 1998, the Company has a $405,000 receivable from Global MAINTECH.

At the present time, management of the Company believes the future payments in connection with the Agreements will exceed $405,000. The Company has only recorded a future receivable to the extent of the realized loss resulting in no gain or loss recognition on the sale of discontinued operations. Future receipts in connection with the Agreements will be recorded as a reduction of the Global MAINTECH receivable and any excess will be recorded as gain on sale of discontinued operations.

The Company has also agreed to continue to manage the day to day operations of the business relating to the software products and assets licensed and sold to Global Maintech through May, 1999.

NOTE E:
During the six months ended October 31, 1998, stock options for the purchase of 100,000 shares of the Company's common stock were exercised at $.31 per share.

NOTE F:
On September 28, 1998, the Company borrowed an additional $256,000 on their $700,000 Equipment note line of credit. The balance outstanding as of October 31, 1998 was $436,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

Operations for the three months ended October 31, 1998 resulted in sales of $1,171,000 compared to $886,000 for the same period last year or a 32 percent increase. The increase in sales is primarily the result of production equipment purchased in fiscal 1999.

The increase in sales was the primary contributor to the gross margin increasing to 37% for the three month period ending October 31, 1998 compared to 26% for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses were $267,000 and $282,000 for the three months ended October 31, 1998 and 1997, respectively. S, G & A decreased because of decreases in salary, travel, and commissions. Interest expense for the three months ended October 31, 1998 was $42,000 compared to $6,000 for the same period last year. The increase in the interest expense is primarily attributable to increased borrowings as a result of current year capital expenditures.

The Company had income from continuing operations of $126,000 for three months ended October 31, 1998, compared to a loss from continuing operations of $133,000 for the three months ended October 31, 1997.

SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

Operations for the six months ended October 31, 1998 resulted in sales of $2,147,000 compared to $1,818,000 for the same period last year or a 18 percent increase. The increase is attributable to production equipment purchased in fiscal 1999.

The increase in sales was the primary contributor to the gross margin increasing to 33% for the six-month period ending October, 31, 1998 compared to 27% for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the six months ended October 31, 1998 was $486,000 compared to $526,000 for the same period last year, a decrease of $40,000 or 8 percent. S, G & A decreased because of decreases in salary, travel, and commissions. Interest expense for the six months ended October 31, 1998 was $62,000 compared to $15,000 for the same period last year. The increase in the interest expense is primarily attributable to increased borrowings as a result of current year capital expenditures.

The Company had income from continuing operations of $164,000 for six months ended October 31, 1998, compared to a loss from continuing operations of $121,000 for the six months ended October 31, 1997.

Liquidity and Capital Resources. The Company's cash flow from operations was $304,000 for the six months ended October 31, 1998, compared to $550,000 for the same period last year. The largest components of cash flow from operations for the six months ended October 31, 1998 were depreciation and amortization of $148,000 and net income of $164,000. The largest component of cash flow from operations for six months ended October 31, 1997 was depreciation and amortization of $484,000 and accounts receivable of $338,000.

The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1999, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing. The Company's capital expenditures for equipment, automation improvements and new opportunities during fiscal 1999 are expected to be approximately $2,500,000, which includes $1,100,000 of equipment accepted in late October, 1998. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flow used in investing activities was $278,000 for the six-month period ended October 31, 1998. In fiscal 1999 cash used in investing activities consisted of payments for capital expenditures partially offset by a decrease in other accounts receivable. For the six- month period ended October 31, 1997 cash flow used in investing activities was $508,000. In fiscal 1998, cash used in investing activities consisted of expenditures for capitalized software and other capital expenditures.

The Company's cash flow provided by financing activities was $133,000 for the six months ended October 31, 1998 compared cash flow used in financing activities of $8,000 in the same period last year. Cash flows provided by financing activities for the period ended October 31, 1998, consisted of proceeds of $256,000 from the placement of long-term debt partially offset by payments on long-term debt and principal payments on capital lease obligations of $42,000, and a decrease of $82,000 in the revolving credit agreement. Cash flows used in financing activities for the period ended October 31, 1997, were for payments made on long-term debt and principal payment on capital lease obligations of $193,000 and a decrease of $65,000 in the revolving credit agreement offset by proceeds of $250,000 from the placement of long term debt.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Year 2000 Compliance. The year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The company is dependent on computer processing in its business activities and the year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company does business. The failure of the Company's computer systems and/or third parties computer systems from unforeseen problems could have a material adverse effect on the Company's ability to conduct its business.

The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 problem and is developing an implementation plan to resolve the issues identified. The Company has not developed a Year 2000 contingency plan.

The Company's accounting software is not Year 2000 compliant. The Company is currently evaluating vendor software packages to meet its future needs. The Company is currently unable to estimate the acquisition cost of the hardware and software and related costs of conversion, training, and support. The Company intends to finance the acquisition of this system through a multiple year lease arrangement. The Company anticipates that the acquisition cost of the non-recurring transition costs will be financed through the use of the Company's available operating cash flow and advances under its line of credit.

The Company is currently working with its customers and suppliers to certify Year 2000 compliance. The Company cannot predict whether noncompliance by customers and suppliers will have an adverse effect on sales and operating income.

Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies as hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

Securities Litigation Reform Act. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities and Use of Proceeds
         During the quarter ended October 31, 1998 the Company sold unregistered securities as follows: as of September 28, 1998, the Company issued 100,000 shares of its common stock in connection with the exercise of a stock option by an officer of the Company. There were no underwriters involved with the acquisition. The shares issued to the officer were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). With respect to the Company's reliance on Section 4(2), the sale did not in involve a public offering of securities and the shares issued to the officer were legended with respect to restrictions on transfer.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         On October 14, 1998, Infinite Graphics Incorporated (the "Company") held an annual meeting of shareholders, and the persons nominated by management as listed in the Company's proxy statement dated October 3, 1998 (Clifford F. Stritch, Jr., Edwin F. Snyder, Durwood L. Airhart and Michael J. Evers) were elected to the Company's Board of Directors in a solicitation of proxies in accordance with Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition. No other matters were voted upon at the annual meeting.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a) Exhibit 27 - Financial Data Schedule (for SEC use only)
         b) No reports on Form 8-K were filed during the quarter ended October 31, 1998.


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INFINITE GRAPHICS INCORPORATED



December 15, 1998                        by
                                             --------------------------
                                             Clifford F. Stritch, Jr.
                                             Chief Executive Officer
                                             Chief Financial Officer