Form 10QSB
period 1999-01-31
INFINITE GRAPHICS INC
filed 1999-03-22
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended January 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                For the transition period from ______ to _______

                                Commission file number 2-90422-C

                         Infinite Graphics Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Minnesota                                       41-0956693
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


               4611 East Lake Street, Minneapolis, Minnesota 55406
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (612) 721-6283
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,752,575 common shares as of January 31, 1999

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [ ]

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                                INFINITE GRAPHICS
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                            January 31, 1999            April 30, 1998
                                                                           ------------------         -----------------
ASSETS
CURRENT ASSETS:
  Cash                                                                              $263,220                  $195,984
  Accounts receivable, less allowance for doubtful accounts
     of $88,933 and $43,420 respectively                                            $715,727                  $735,870
  Account receivable - other (Note D )                                              $495,933                  $200,000
  Inventories                                                                       $479,869                  $187,743
  Prepaid expenses and other                                                        $163,802                   $44,723
                                                                           ------------------         -----------------
          Total current assets                                                    $2,118,551                $1,364,320

PROPERTY, PLANT, AND EQUIPMENT, NET                                               $2,715,598                  $758,076

PURCHASED SOFTWARE,  NET                                                             $74,811                   $94,364

ACCOUNTS RECEIVABLE-OTHER                                                                 $0                  $313,254

OTHER ASSETS                                                                         $28,969                   $31,183
                                                                           ------------------         -----------------

  TOTAL ASSETS                                                                    $4,937,929                $2,561,197
                                                                           ==================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit agreement                                                        $231,517                  $141,324
  Trade accounts payable                                                            $372,645                  $237,834
  Accrued salaries, wages, vacations, and employee withholdings                     $215,378                  $198,762
  Other accrued expenses                                                            $347,780                  $239,673
  Current portion of long-term debt                                                  $46,862                   $38,855
  Current portion of capitalized lease obligations                                  $276,194                   $34,442
                                                                           ------------------         -----------------
          Total current liabilities                                               $1,490,376                  $890,890

LONG-TERM DEBT, less current portion                                                $850,359                  $403,651

CAPITALIZED LEASE OBLIGATIONS, less current portion                               $1,163,703                   $76,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    issued and outstanding 2,752,575 and 2,652,575, respectively                  $4,167,635                $4,136,697
  Accumulated deficit                                                            ($2,703,206)              ($2,946,836)
                                                                           ------------------         -----------------
                                                                                  $1,464,429                $1,189,861

Notes and related interest receivable from purchase of common stock                 ($30,938)                       $0
                                                                           ------------------         -----------------
         Total stockholders' equity                                               $1,433,491                $1,189,861
                                                                           ------------------         -----------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $4,937,929                $2,561,197
                                                                           ==================         =================

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                               THREE MONTH PERIOD            NINE MONTH PERIOD
                                                                ENDED JANUARY 31              ENDED JANUARY 31
                                                               1999           1998           1999          1998
REVENUES                                                    $1,097,629       $777,916     $3,244,595    $2,595,596

COSTS AND EXPENSES:
  Costs of products sold                                      $822,969       $679,340     $2,257,864    $1,993,593
  Selling, general and administrative                         $139,585       $256,888       $625,654      $782,747
  Interest                                                     $55,119        $23,494       $117,447       $38,980
                                                          -------------  -------------   ------------  ------------
               Total costs and expenses                     $1,017,673       $959,722     $3,000,965    $2,815,320
                                                          -------------  -------------   ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       $79,956      ($181,806)      $243,630     ($219,724)

DISCONTINUED OPERATIONS-Loss from operations
  of discontinued software division (Note D)                        $0       ($33,470)            $0     ($116,214)
                                                          -------------  -------------   ------------  ------------

NET  INCOME (LOSS)                                             $79,956      ($215,276)      $243,630     ($335,938)
                                                          =============  =============   ============  ============



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                                        2,752,575      2,625,727      2,698,030     2,516,959
                                                          =============  =============   ============  ============
                Diluted                                      2,874,029      2,625,727      2,785,491     2,516,959
                                                          =============  =============   ============  ============

BASIC NET INCOME (LOSS) PER SHARE:
  Continuing operations                                          $0.03         ($0.07)         $0.09        ($0.09)
  Discontinued operations                                        $0.00         ($0.01)         $0.00        ($0.04)
                                                          -------------  -------------   ------------  ------------
                Net income (loss)                                $0.03         ($0.08)         $0.09        ($0.13)
                                                          =============  =============   ============  ============

DILUTED NET INCOME (LOSS) PER SHARE:
  Continuing operations                                          $0.03         ($0.07)         $0.09        ($0.09)
  Discontinued operations                                        $0.00         ($0.01)         $0.00        ($0.04)
                                                          -------------  -------------   ------------  ------------
                Net income (loss)                                $0.03         ($0.08)         $0.09        ($0.13)
                                                          =============  =============   ============  ============

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                          Nine Month Period
                                                                                           Ended January 31
                                                                                         1999             1998
                                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $243,630        ($335,938)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                                       $283,802         $696,698
    Changes in assets and liabilities:
      Accounts receivable                                                                $20,143         $360,877
      Inventories                                                                      ($142,126)          $8,546
      Prepaid expenses and other assets                                                ($118,710)        ($10,848)
      Deferred revenue                                                                                  ($120,176)
      Accounts payable, accruals and other accrued expenses                             $139,402          $23,747
                                                                                 ----------------------------------
            Net cash provided by operating activities                                   $426,141         $622,906


CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for capitalized software                                              ($9,964)       ($533,548)
      Other capital expenditures                                                       ($444,830)       ($263,444)
      Payment for acquisition, net of liabilities assumed                              ($375,000)              $0
      Decrease in account receivable-other                                               $17,321               $0
                                                                                 ----------------------------------
            Net cash used in investing activities                                      ($812,473)       ($796,992)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in revolving credit agreement                                             $90,193         ($84,643)
      Proceeds from issuance of debt                                                    $499,552         $450,448
      Payments on long-term debt and capital lease obligations                         ($136,177)       ($215,469)
      Proceeds from exercise of stocks, warrants and options                                  $0          $23,750
                                                                                 ----------------------------------
            Net cash provided by financing activities                                   $453,568         $174,086
                                                                                 ----------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                $67,236               $0

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          $195,984               $0
                                                                                 ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $263,220               $0
                                                                                 ==================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
       Stock options purchased with note receivable                                      $30,938
       Equipment acquired by capital lease                                            $1,420,000

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:

The Balance Sheet as of January 31, 1999 and the Statements of Operations for the three and nine months ended January 31, 1999 and 1998 and the Statements of Cash Flows for the nine months ended January 31, 1999 and 1998 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 1998 has been derived from the audited Balance Sheet included in the Company's April 30, 1998 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1998 Annual Report to Shareholders.

Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." For the periods presented, comprehensive income (loss) is the same as net income (loss).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies as hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have upon its financial position or the results of its operations.

Reclassifications-Certain amounts in the financial statements have been reclassified for fiscal year 1998 to conform with fiscal 1999 presentation.

NOTE B:

Basic net (loss) income per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and warrants using the treasury stock method. Diluted net loss per share is the same as basic loss per share due to the antidilutive effect of the assumed exercise of stock options and warrants.

NOTE C:

During 1998, the Company installed equipment costing approximately $1,420,000. The Company was not required to pay for the equipment until it was operating within specific tolerances. Arrangements were made with a financing company to lease the equipment at the time of acceptance. The sixty month lease payments total $30,800 per month and a fair market buy out at the end of the lease. The equipment and the leases are reflected on the financials dated January 31, 1999.

NOTE D:

On February 27, 1998, the Company sold an exclusive license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global

MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the Agreements and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998 and $200,000 on June 2, 1998 and may receive additional payments totaling not more than $3,300,000 on or before June 1999, depending on the level of profit performance of the licensed software.

The above transaction was recognized as a disposal of a business. At January 31, 1998, the Company has a $496,000 receivable from Global MAINTECH.

At the present time, management of the Company believes the future payments in connection with the Agreements will exceed $496,000. The Company has only recorded a future receivable to the extent of the realized loss reulting in no gain or loss recognition on the sale of discontinued operations. Future receipts in connection with the Agreements will be recorded as a reduction of the Global MAINTECH receivable and any excess will be recorded as gain on sale of discontinued operations.

The Company has also agreed to continue to manage day to day operations of the business relating to the software products and assets licensed and sold to Global Maintech through May,1999.

NOTE E:

During the nine months ended January 31, 1999, stock options for the purchase of 100,000 shares of the Company's common stock were exercised at $.31 per share.

NOTE F:

Infinite Graphics Incorporated (the "Company") acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. ("PCI"), a Colorado corporation, effective as of January 28, 1999, under the terms of an Asset Purchase Agreement dated January 28, 1999, between the Company and
Photronics, Inc. for a total purchase price not to exceed $2 million in the aggregate. The company paid $375,000 of the purchase price in cash on January 28, 1999. In addition, the Company will pay or credit PCI over a period of 36 months following January 28, 1999 at a rate not to exceed $150,000 per quarter the following: a) 50% of all net invoices of certain large area masks ("LAM") shipped to or for PCI; and b) 10% of the net invoice amount received from the sale of LAM to existing and identified PCI customers. Prior to this transaction, PCI had no material relationship with the Company or any of the Company's affiliates, officers, directors or any associate of the Company's officers and directors.

Of the $375,000 cash paid by the Company on January 28, 1999, $275,000 was funded through a bank facility with Riverside Bank, and the remaining $100,000 was funded by cash from the Company's operations. The remaining purchase price, a sum which is not certain, will be funded from certain LAM sales specified in the Asset Purchase Agreement made by the Company during the 36 month period following January 28, 1999. The remaining purchase price will be recorded as property until the acquired property is recorded at fair value and any excess will be recorded as goodwill.

Assets acquired:
          Inventory                                                   $150,000
          Property                                                    $345,000
                                                                      --------
          Total Assets                                                $495,000
Liabilities assumed:
          Accrued warranty                                             $25,000

          Accrued expenses                                             $95,000
                                                                      --------
          Total Liabilities                                           $120,000
                                                                      --------
Cash consideration:                                                   $375,000

NOTE G

During the nine months ended January 31, 1999, the Company borrowed and additional $500,000 on their $700,000 equipment note line of credit. The balance outstanding as of January 31, 1999, was $666,000.

During the nine months ended January 31, 1999, the Company entered into a capital lease to purchase a Maskwrite 800 Photo Plotting machine for $990,000. The monthly payments are $21,025 and the lease term is 60 months. The Company also entered into a capital lease to purchase a Heidelberg DWL 400 System for $430,000 during the nine months ended January 31, 1999. The monthly payments are $9,700 and the lease term is 60 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

Operations for the three months ended January 31, 1999 resulted in sales of $1,098,000 compared to $778,000 for the same period last year or a 41 percent increase. The increase in sales is primarily due to an increase in Large Area Mask business.

The increase in sales was the primary contributor to the gross margin increasing to 25 percent for the three months ended January 31, 1999 compared to 13 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses were $140,000 and $257,000 for the three months ended January 31, 1999 and 1998, respectively. Interest expense for the three months ended January 31, 1999 was $55,000 compared to $23,000 for the same period last year. The increase in the interest expense is primarily attributable to additional borrowings to finance equipment purchases.

The Company had income from continuing operations of $80,000 for the three months ended January 31, 1999 compared to a loss of $182,000 from continuing operations for the same period last year. The Company had net income of $80,000 for the three months ended January 31, 1999, compared to a net loss of $215,000 for the three months ended January 31, 1998. The improved operating results are attributable to increased sales.

NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1998

Operations for the nine months ended January 31, 1999 resulted in sales of $3,245,000 compared to $2,596,000 for the same period last year or a 25 percent increase. The increase in sales is primarily due to an increase in Large Area Mask business.

The increase in sales was the primary contributor to the gross margin increasing to 30 percent for the nine months ended January 31, 1999 compared to 23 percent for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the nine months ended January 31, 1999 was $626,000 compared to $783,000 for the same period last year, a decrease of $157,000 or 25 percent. S, G & A decreased. Interest expense for the nine months ended January 31, 1999 was $117,000 compared to $39,000 for the same period last year. The increase in the interest expense is primarily attributable to higher borrowings to finance equipment purchases.

The Company had income from continuing operations of $244,000 for the nine months ended January 31, 1999 compared to a loss of $220,000 from continuing operation for the same period last year. The Company had net income of $244,000 for the nine months ended January 31, 1999, compared to a net loss of $336,000 for the nine months ended January 31, 1998. The improved results are attributable to increased sales.

Liquidity. The Company's cash flow from operations was $426,000 for the nine months ended January 31, 1999, compared to $623,000 for the same period last year. The largest components of cash flow from operations for the nine months ended January 31, 1999 were net income of $244,000 and depreciation and amortization of $284,000 partially offset by the increase in inventory of $142,000. The largest components of cash flow from operations for the nine months ended January 31, 1998 were depreciation and amortization of $697,000 and the decrease in accounts receivable of $361,000 partially offset by the net loss of $336,000.

Cash provided from planned operations and availability under the Company's revolving credit agreement are estimated to be sufficient to support the Company's expected cash needs for the remainder of fiscal 1999 and through fiscal 2000.

Capital Resources. The Company has invested primarily in equipment and improvements essential for present operations in fiscal 1999, but plans to increase its investment in capital resources for future operations over the next two or three years by obtaining additional debt and/or equity financing. The Company's capital expenditures for equipment, automation improvements and new opportunities during fiscal 1999 are expected to be approximately $2,500,000, which includes $1,000,000 of equipment accepted in late October, 1998. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flows used in investing activities was $812,000 and $797,000 for the nine months ended January 31, 1999 and 1998, respectively. For the nine months ended January 31, 1999 it consisted primarily of capital expenditures of $445,000 and the purchase of assets, net of liabilities assumed as discussed in Note F. For the nine months ended January 31, 1998 it consisted primarily of expenditures for capitalized software of $534,000 and $263,000 for other capital expenditures.

The Company's cash flows provided by financing activities was $454,000 for the nine months ended January 31, 1999 compared to cash flows provided by financing activities of $174,000 during the same period last year. Cash flows provided by financing activities for the nine months ended January 31, 1999 consisted of proceeds from long-term debt and an increase in the revolving credit agreement of $590,000 partially offset by payments of $136,000 on long-term debt and principal payments on capital lease obligations. The largest components of cash flows used in financing activities for the nine months ended January 31, 1998 consisted of $450,000 from the issuance of debt partially offset by payments as line of credit borrowings, long-term debt and capital lease obligations of $300,000.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Year 2000 Compliance. The year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. As a result, in less than ten months, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is dependent on computer processing in its business activities and the year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company does business. The failure of the Company's computer systems and/or third parties computer systems from unforeseen problems could have a material adverse effect on the Company's ability to conduct its business.

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

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     2.1 Asset Purchase Agreement dated January 28, 1999 among Infinite Graphics Incorporated, Photronics Colorado Inc. and Photronics, Inc. (incorporated by reference to the Form 8-K filed by Infinite Graphics Incorporated on February 11, 1999)

                     27.1   Financial Data Schedule

              (b)    Reports on Form 8-K

                     During the quarter ended January 31, 1999, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INFINITE GRAPHICS INCORPORATED

March 22, 1999                         By
                                            ----------------------------
                                            Clifford F. Stitch, Jr.
                                            Chief Executive Officer
                                            Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.                     DESCRIPTION OF EXHIBIT                  PAGE NO.
-----------                     ----------------------                  --------

    2.1 Asset Purchase Agreement dated January 28, 1999 among Infinite Graphics Incorporated, Photronics Colorado Inc. and Photronics, Inc. (incorporated by reference to the Form 8-K filed by Infinite Graphics Incorporated on February 11, 1999)

   27.1      Financial Data Schedule