Form 10KSB
period 1999-04-30
INFINITE GRAPHICS INC
filed 1999-08-13
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                    Commission File No.
      APRIL 30, 1999                                               0-13042

                         INFINITE GRAPHICS INCORPORATED
                 (Name of Small Business Issuer in its Charter)

           MINNESOTA                                     41-0956693
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

 4611 EAST LAKE STREET, MINNEAPOLIS, MN                                 55406
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X  No___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Registrant's revenues for fiscal year ended April 30, 1999: $5,207,000

         Aggregate market value of voting stock held by non-affiliates of registrant as of June 30, 1999: Approximately $2,602,541 (based on the average of the high bid and asked prices ($2.125) on June 30, 1999. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting all such persons are affiliates for other purposes).

         Number of shares outstanding as of June 30, 1999: 2,802,575 shares of Common Stock, no par value.

         Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement, for the 1999 Annual Meeting of Shareholders to be filed with the Commission, are incorporated by reference in Part III of this Form 10-KSB.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         (a) General Development of Business.

         Infinite Graphics Incorporated ("IGI" or "the Company") is a precision graphics company that serves the engineering and manufacturing marketplace. The Company provides precision digital imaging services to the Electronics industry in the area of interconnects, packaging, printed circuit, photo-chemical manufacturing, liquid crystal display, flat panel display, mapping, graphic arts, and other market places where exact size and positioning of graphics are desired. The Company also resells other precision graphics products to offer its customers a full service approach. The Company was incorporated in Minnesota on November 26, 1969. On September 5, 1984, the Company became a public company as a result of a registered offering of common stock.

         In 1975, the Company began developing computer software programs for artwork generation. In 1981 the Company begin to develop and package the software into a commercial product. In 1984 the Company introduced the product as the IGI Desktop 2100 CAD/CAM system.

         In 1995, the Company expanded its photoplotting operations to three locations by purchasing, out of bankruptcy, the assets of a California based precision graphics company and opening an office in Irvine, California.

         In 1997, the Company decided to increase its activity in the Large Area Mask (LAM) marketplace and agreed to acquire Heidelberg Instruments' Mask Write DWH 800 laser direct imager for its Minneapolis facility. The Heidelberg Instruments' Mask Write DWL-800 is a direct imager which allows the Company to produce hard surface LAM phototools.

         Prior to the fourth quarter of 1998, the Company had two divisions focusing on distinct, but related business segments. The Engineering Service Division, designed and produced computer generated precision graphics, normally in a custom basis and primarily for the electronics industry. In addition, this division produced precision glass products, designed printed circuit boards, and provided CAD/CAM services. The second division, the System Software Division, developed and marketed software applications consisting primarily of CAD/CAM software for 32 bit microcomputers.

              In the fourth quarter of fiscal 1998, the Company determined that the dual business focus of its Engineering Services Division and its System Software Division was preventing it from capitalizing on the business opportunities available to it. Therefore, the Company decided to eliminate one of its divisions so that it could focus management's energy and skill, and the Company's capital resources, on one business segment. On February 28,1998 the Company sold an exclusive, perpetual license to use, market and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive, perpetual licenses to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX and ProCHEM; and sold certain assets of its System Software Division to Global MAINTECH Corporation ("Global MAINTECH"). A brief description of each of these software products is shown below:

CAM         A general product for making tooling for the printed wiring board
            (PWB) fabricator.

PAR "Producibility Analysis Report" analyzes and presents to the user design and manufacturing plans as well as possible design modifications to increase yields and reduce costs.

EXT Generates electrical netlist for graphics and has the capability to compare it to other netlists. It also has full support of netlist for bare board electrical test.

ICE "Interactive Conflict Editor" is used to automatically fix the problems found by PAR.

PROCADD     IGI's basic CAD package for general two-dimensional applications.

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

         As consideration for the grant of the licenses and the sale of the Software Systems Division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998, and $410,000 in fiscal 1999. The Company has a verbal agreement with Global MAINTECH that the total payment will be $3,000,000 in cash and $1,000,000 in stock of a new company to be formed by Global MAINTECH that contains the Company's Software Division assets and licenses. The Company and Global MAINTECH have agreed that the Company can collect the software receivables as of May 31, 1999 and keep all collections as partial payment. The Company expects these collections plus a cash payment in August 1999 will total about $1,500,000.

         Under the terms of the agreement with Global MAINTECH, the Company continued to manage the day-to-day operation of the business relating to the software products and assets licensed and sold to Global MAINTECH through May 31, 1999. During fiscal 1999, the Company estimates that approximately 33% of the time spent by its management were devoted to the continued operation and management of these assets. During that time, all software revenues generated by the Company on these assets went to Global MAINTECH, and Global MAINTECH was obligated to reimburse the Company for its reasonable expenses incurred in connection with such management, including some general and administrative expenses. Management of the Company anticipates that it will be able to devote substantially full-time attention to the Company's service business during fiscal 2000.

         The above transaction with Global MAINTECH was recognized as a disposal of a business. At April 30, 1999, the Company had a $512,089 receivable from Global MAINTECH. At the present time, the Company's management believes the future payments in connection with the Global MAINTECH agreements will exceed $512,089.

         As of January 28, 1999, the Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. ("PCI"), a Colorado corporation, under the terms of an Asset Purchase Agreement dated January 28, 1999 among the Company, PCI and Photronics, Inc. for a total purchase price not to exceed $2,000,000 in the aggregate. The Company paid $375,000 of the purchase price in cash on January 28, 1999. In addition, the Company will pay or credit PCI over a period of 36 months following January 28, 1999 at a rate not to exceed

$150,000 per quarter the following: 50% of all net invoices of certain large area masks ("LAM") shipped to or for PCI; and 10% of the net invoice amount received from the sale of LAM to identified PCI and new customers.

         Prior to this transaction, PCI had no material relationship with the Company or any of its affiliates, officers, directors or any associate of the Company's officers and directors. The assets purchased by the Company relate to PCI's LAM business; customer purchase orders, work in progress, spare parts, customer relationships, all operating and other software used in the operation of PCI's manufacturing and distribution of LAM; and related intellectual property. Liabilities of PCI assumed by the Company under the Asset Purchase Agreement include certain warranty obligations, the lease for the premises located at 815 N. Wooten Road, Colorado Springs, Colorado and certain sublease obligations, all as specified in the Asset Purchase Agreement. The Company is using the purchased assets in the production of LAM.

         Beginning in March 1999 the Company initiated operations in Hallsville, Missouri. The facility utilizes the Heidelberg Mask Write DWL-400 imager to produce photomasks primarily for a large Fortune 100 customer with an operation nearby. The addition of the Hallsville facility has further built the portions of the business serving the high density interconnect (HDI) and flex circuit market segments.

         (b) Business.

         SERVICES. Using the customer's data or design, the Company produces a precision graphic image, in almost all cases, by using a laser plotter or direct imager. The precision graphic image produced by the Company is generally provided to the customer on film or glass. The film or glass is then used by the customer in various lithographic processes to reproduce the precision graphic image on metal, glass, or plastic or other material that has been photographically sensitized. Through chemical etching, electroplating, or some other processes, metal, glass, plastic, and other materials are then manufactured by the Company's customer into the desired product, often in a mass production process. The precision graphic images produced are often that of an electronic circuit and are generally used to produce thin copper circuits to be assembled into electronic circuit boards or packages for integrated circuits. However, the images may be used to manufacture lead frames for integrated circuit chips, photo-chemically etched and plated parts, scales or liquid crystal displays (LCD) and other flat panel displays. Other precision graphic services provided by the Company involve the production of film or glass photographic images or images in digital form. The customer may then use the digital data to produce its own film or product.

         The Company's glass products all involve the generation of precision graphics by the Company. These products include precision rulers and grids, and other items produced to a customer's specifications, such as reticules and graphics (a system of lines, dots, cross hairs, or wires in the focus of the eyepiece of an optical instrument) and glass rings (called encoder disks) used in the assembly of high precision machines such as CAT scanners and laser gyro directional devices. In contrast to its precision graphic imaging services, the Company's glass products are often mass produced by the Company for direct installation by the customer into the customer's product.

         The Company services it Printed Circuit market segments out of the Minneapolis, Irvine and Salem facilities. The Large Area Mask (LAM) segments are handled by Minneapolis, Hallsville and Colorado Springs. The acquisition of the LAM operations of Photronics Colorado, Inc. in Colorado Springs supports the expansion of the Company into the LAM segment and adds significant new customers to the Company's business base. The Company opened a facility in Hallsville, Missouri during fiscal 1999 for the production of LAM to support a nearby Fortune 100 customer. The facility consists of 1,300 square feet and houses the Mask Write DWL-400 imager along with associated processing and cleanroom equipment.

         EQUIPMENT AND PRODUCTION. In order to produce its precision graphics, the Company uses some of the software licensed to Global MAINTECH, ProCADD (also configured as ProFLEX), CAM, EXT, ICE, PAR and CheckMate; as well as hardware and software from others. Using such Computer Aided Design (CAD) systems, the circuit or other graphics are designed by the Company's personnel to the customer's specifications. A graphic design produced on the CAD/CAM system can then be stored electronically, and this information is then used to feed a plotting device that draws the design. The plotting device can be a pen and ink plotter for checking purposes, or more often for precision graphics, a photoplotting device. A photoplotting device is a highly stable platform upon which film or glass is placed. The motion of the light and/or platform is controlled by information stored on the disk produced on the Company's CAM system. The Company owns or leases a number of photoplotting devices. These photoplotters include: three Cymbolic Science Fire 9000 laser photoplotters; three Optrotech 5008 imaging systems; one Heidelberg Systems Mask Write DWL-800; one Heidelberg DWL-400; one Texas Instruments Laser Pattern Generator; and one Large Area Stepper. The Company also owns photographic equipment used in photo reproduction, film processors, step and repeat equipment, custom equipment, and various other photographic, measuring and computer equipment.

         CUSTOMERS. The Company's customers are generally in the business of producing electronic products. The precision graphics and design services of the Company are more frequently requested because of the increased need for precise dimensional control and excellent image quality. Increasingly customers are unwilling or unable to produce the desired graphics themselves.

         The Company provided custom precision graphics and circuit board design services to approximately 400 customers during fiscal 1999. During fiscal 1999, one customer of the Company accounted for ten percent or more of the Company's sales.

         The Company's potential customers include some departments of virtually all of the Electronics Companies in the United States. Additionally, the Company has markets in the rapidly growing Flat Panel Display (FPD) and semiconductor bump mask segments of the electronics industry.

         MARKETING. During fiscal 1999, the Company added customers in the high density interconnect (HDI) and flat panel display (FDP) markets, three segments of the electronic manufacturers market, and continued focusing its marketing activity on Flex circuit (Flex) designers and Flat Panel Display (FPD) and High Density Interconnect (HDI) manufacturers. Market growth and the Company's efforts are focused on high-end photomasks for liquid crystal display (LCD) panels, multi-chip modules, flexible wiring boards and bump masks. This approach continues to take advantage of the Company's 20-plus years' experience in dealing with the precision graphics industry.

         The distribution channels consists of four direct Company sales personnel. These personnel are organized to address specific key customers and segments within the precision graphics market.

         SOURCES OF SUPPLY. The Company believes nearly all of the supplies and equipment used in its precision graphics business are readily available from a number of sources, except for the following items where replacement items are available, but at a higher cost and greater lead time. During fiscal 1999, the Company continued to receive photosensitive glass from Eastman Kodak, however, this glass is not supplied to the Company pursuant to any written agreement between Eastman Kodak and the Company. If Eastman Kodak ceases to provide the Company with such glass, the Company would have to pay higher raw material prices for higher quality materials from an alternative source that is available to the Company. In addition, during fiscal 1999, the Company continued to rely upon Heidelberg Instruments, GmbH, Cymbolic Sciences and Orbotech, Inc. to provide spare parts to repair the photoplotting instruments purchased from them and used by the Company. The Company also relies on limited vendors for its iron oxide and chrome glass blanks. Although the Company presently has no reason to believe that the loss of any of these sources of supply will occur, the loss of any such source of supply could adversely affect the Company's business.

         COMPETITION. The precision graphics services that the Company offers are composed of four main product areas. The first is photoplotting and its associated processes, the second is design, the third is large area mask fine line tooling, and the fourth is glass products.

         In the photoplotting area, there are approximately 50 companies in the U.S. which offer the same general services. The major differences between the Company and the competitors are based on capabilities of photoplotting equipment, programmers dedicated to automating work flows, and partnering with our customers through installation of automation software which increases efficiencies, quality and fast delivery.

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

         The large area mask portion of the business has limited competition. However, some of the competition has substantially greater financial resources than the Company. Geographical location is a competitive factor for this market.

         The glass products segment generally involves very diverse competition, which includes internal capability at a customer as well as other merchant service bureaus. All of the glass products are customer designed. The Company does not have a proprietary line of glass products. The Company does, however, believe that it is better able to produce artwork at the quality levels and precision demanded by new applications than existing in-house capability.

         ENVIRONMENTAL COMPLIANCE. The Company believes it is in compliance with all federal, state and local requirements with regard to air and waste water emissions and has no plans to make significant capital expenditures for environmental control facilities.

         EMPLOYMENT. The Company had 57 full-time and four part-time employees as of April 30, 1999. The number of employees is expected to vary during fiscal 2000 depending upon the Company's efforts to automate and expand. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

            (a) and (c) Location of Principal Plants and Property; Description of Real Estate and Operating Data.

         The business of the Company was conducted at the seven following locations during fiscal 1999. The Company sold its Plymouth facility in December 1990 and is leasing back approximately 3,000 square feet.

         The Company substantially utilizes the following facilities and believes they are suitable for its needs.

                                                           Approx. Square
Location                   Purpose                            Footage          Terms
--------                   -------                            -------          -----
4611 East Lake St.         Service operations                  9,200            (1)
Minneapolis, MN

4621 East Lake St.         Administration and sales            5,000            (2)
Minneapolis, MN

12855 Highway 55           Storage                             3,000            (3)
Plymouth, MN

8 Industrial Way           Service operations and sales        2,500            (4)
Salem, NH

17332 Von Karman           Service operations and sales        3,400            (5)
Irvine, CA

815 N. Wooten Road         Service operations and sales       27,000            (6)
Colorado Springs, CO

549 Route B                Service operations                  1,300            (7)
Hallsville, MO


(1) Mortgage note between the Company and Riverside Bank for the 4611 East Lake St. facility. The mortgage note is effective as of October 24, 1997 and has an original principal balance of $250,000. The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. The interest rate on the mortgage note is Riverside Bank's reference rate, plus 2% (which is 9 3/4% as of April 30, 1999). The current monthly principal and interest payments are $3,385.85. The mortgage note matures on October 15, 2000.

(2) Lease between the Company and Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel
         R. Schultz, dated October 31, 1983. The original term of the lease expired on October 31, 1988. The Company exercised its option to renew the lease for an additional five-year period. The lease was subsequently amended to extend to April 30, 1997. The lease was subsequently amended by oral agreement to extend to April 30, 2001 on the same terms and conditions as the prior extension. The rent is currently $2,750 per month.

(3) Lease between the Company and Anchor Paper is for space for storage. Currently, the Company is a month-to-month, at-will tenant of this property and pays a monthly rent of $2,110.

(4) Lease between the Company and Harold J. Brooks, a real estate developer who owns the property in which the Company's New Hampshire operation is located. On January 24, 1996 the Company exercised its option to extend the term of the lease for two years. The lease term is from January 1, 1996 through December 31, 1997. The basic rent is $15,000 and $15,625 for the first and last year, respectively. The Company also pays real-estate taxes, utilities and common-area maintenance fees under the terms of this lease. Currently, the Company is a month-to-month, at-will tenant of this property and pays a monthly rent of $1,302.08.

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

(6) Lease between the Company and Homburg Holdings (CO) Inc., a Colorado corporation, for the facility. The current lease term is for five years, expiring on January 31, 2002. The basic rent is currently $96,000 per year payable in monthly installments of $8,000.

(7) Lease between the Company and TOWNSQUARE L.L.C., a Missouri Limited Liability Corporation, for the facility. The current lease term is 38 months, expiring January 31, 2001, but is automatically renewable for three successive terms of one year each. The basic rent is $2,700 per month.

         The Company believes all of the above properties have unique characteristics and significant improvements specific to the Company's business and are of diminished value to a general commercial tenant. Identification and development of comparable locations would require a significant investment on the part of the Company.

         (b) Investment Policies.

         The Company does not make investments in real estate, real estate interests, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. The Company also does not acquire assets primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending to which the Company is currently a party or to which the property of the Company is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted in the over-the-counter market. At June 30, 1999, the number of record holders of the Company's common stock was
205. The following table sets forth the range of high bid and low bid quotations for each quarter of the fiscal years ended April 30, 1999 and April 30, 1998. These quotations are from the over-the-counter market and reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.


                                 Year Ended April 30, 1999          Year Ended April 30, 1998
                                 -------------------------          -------------------------
Quarter Ended                   High Bid          Low Bid           High Bid          Low Bid
-------------                   --------          -------           --------          -------

July 31                           $  7/8           $  5/8             $ 3/4            $ 11/16

October 31                        $  7/8           $  5/8            $ 13/16           $ 25/32

January 31                        $ 1 5/16         $  5/8             $ 3/4            $ 9/16

April 30                          $ 1 7/8          $ 1 5/8            $ 7/8             $ 5/8


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

         As of September 28, 1998, Clifford F. Stritch, Jr., the Company's Chief Executive Officer, exercised outstanding options to purchase 100,000 shares of common stock of the Company for a per share exercise price of $.309375 per share. The $30,937.50 in proceeds received by the Company from such exercise was used for general working capital purposes. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated thereunder.

         As of May 1, 1999, Edwin F. Snyder, the Company's Executive Vice President, exercised outstanding options to purchase 50,000 shares of common stock of the Company for a per share exercise price of $.28125 per share. The $14,062.50 in proceeds received by the Company from such exercise was used for general working capital purposes. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated thereunder.

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

         The operations discussion that follows is of results from continuing operations.

         RESULTS OF OPERATIONS. Net sales were $4,992,000 in fiscal 1999, an increase of $1,380,000 or 38% when compared to net sales of $3,612,000 in fiscal 1998. The increase in sales is primarily due to new imaging equipment that allowed the Company to enter new market segments and the acquisition of the Colorado Springs facility in the last quarter of the year. Additional income was related to sales commissions from the sale of equipment and service fees from Global Maintech.

         The gross margin in fiscal 1999 was 31%, compared to 27% in fiscal 1998. The $1,553,000 gross profit for fiscal 1999 compares to $990,000 for fiscal 1998. The increases in sales were the primary contributor to the increase in gross margin as a percentage of sales and gross margins.

         The Company's total selling, general and administrative (S, G & A) expenses increased by $531,000, or 57%, in fiscal 1999 due to increases in selling and administrative costs related to the Colorado Springs facility and to an increase in personnel. Total S, G & A expenses as a percentage of sales were 29% for fiscal 1999, up from 26% for fiscal 1998. S, G & A as a percentage of revenues have increased, due to the increase in S, G & A costs related to the Colorado Springs facility.

         The Company's interest expense was $188,000 in fiscal 1999 and $30,000 in fiscal 1998. The increase in interest expense during fiscal 1999 when compared to fiscal 1998 is primarily due to the interest expense associated with the purchase of new equipment.

                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Company intends to focus on services for the precision graphics marketplace, primarily for the design and manufacture of electronic products. The Company intends to expand its breadth of services to include more high-precision graphics, resale software and other precision graphics products, and add a large area mask service center.

         The Company will also continue its efforts to increase automation and streamlining of operational support and overhead functions, while maintaining high technical quality and quick service. The automation of operational activities will be extended into such functions as production, accounting, management information systems and manufacturing resource planning.

         LIQUIDITY. The Company had positive working capital of $391,000 as of April 30, 1999 and positive working capital of $473,000 as of April 30, 1998. In addition, the Company had $350,000 available on its revolving credit agreement as of April 30, 1999. The Company's cash flow from operations was $11,000 for fiscal 1999. The largest components of cash flow from operations were depreciation and amortization of $451,000, an increase in accounts payable, accruals and other accrued expenses of $168,000, and net income of $114,000, offset by increases in accounts receivable and inventory of $510,000. In fiscal 1999, the Company invested cash of $459,000 in capital equipment, and $375,000 for the acquisition of the Colorado Springs facility. Additional capital equipment was financed through accounts payable, capital leases and long-term debt. Cash provided from planned operations, an expected payment in fiscal 2000 from Global Maintech for the software license and asset sale, the obtaining of additional debt and/or equity financing, and availability under the Company's line of credit are estimated to be sufficient to support the Company's expected cash needs for fiscal 2000. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may not be able to expand its investment into new operations. The Company's long-term expansion plan relies on the Company receiving a major portion of the potential $3,300,000 payment in fiscal 2000 for the software licenses and assets sold to Global MAINTECH.

         CAPITAL RESOURCES. The Company's capital expenditure for equipment and improvements, including capital leases and accounts payable, was $2,384,000 in fiscal 1999, an increase of $1,952,000 from capital expenditures of $432,000 in fiscal 1998. The Company invested in equipment and improvements essential for present operations and investment in capital resources for future operations.

         The Company's capital expenditures for equipment, automation improvement opportunities in fiscal 2000 are expected to be approximately $2,000,000. The Company anticipates that financing for such expenditures will be derived from planned operations, the $2,000,000 expected payment in fiscal 2000 from Global Maintech for the software license and asset sale, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan, receive the $2,000,000 payment from Global Maintech and additional financing is not obtained, it will restrict planned business growth.

         The Company's cash flow used in investing activities were $833,000 in fiscal 1999. In fiscal 1999 cash used in investing activities consisted primarily of expenditures for capital equipment and $375,000 for the purchase of the Colorado Springs facility.

         The Company's cash flow provided by financing activities were $625,000 in fiscal 1999, consisting of principal payments on long-term debt and capital lease obligations of $236,000, partially offset by an increase of $111,000 in the revolving credit agreement, $500,000 of borrowings from a mortgage note and $45,000 from proceeds resulting from the exercise of stock options.

         OTHER ITEMS. Inflation has not had any significant impact upon the Company's results of operation.

                              YEAR 2000 COMPLIANCE

         The year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. As a result, in less than five months, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is dependent on computer processing in its business activities and the year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company does business. The failure of the Company's computer systems and/or third parties computer systems from unforeseen problems could have a material adverse effect on the Company's ability to conduct its business.

         The Company has conducted a review of its computer systems to identify those areas that could be affected by the year 2000 problem. The review showed that the primary critical system with compliance problems is the Wang accounting system. The accounting system is considered critical because its failure could cause problems making timely reports of financial results. It is not considered critical operationally as billing, order entry, inventory control and scheduling are being run on year 2000 compliant systems. As of this date, the new accounting hardware and software have been ordered.

         The review also showed that we have year 2000 issues with non-critical data preparation workstations. All are quite old and have been slated for replacement because of performance and obsolescence. In all cases existing maintenance contracts or already purchased upgrades cover the software and will be provided and installed by the manufacturers after the hardware has been delivered. We are placing orders for all the required workstations. These new stations will be running both vendor supplied and IGI software. The IGI software is already year 2000 compliant. Even without the new vendor software, year 2000 compliance will be achieved with the IGI new hardware systems. It is important to note that these secondary systems are not involved with key IGI business segments. Their main application is on printed circuit board applications.

         A comprehensive year 2000 implementation plan has been developed and is being implemented. Additionally, a contingency plan has been developed which addresses alternative solutions in the event compliance is not achieved in the planned timeframe. The Company currently estimates the cost to purchase and implement the accounting system will not exceed $45,000. The Company intends to finance the acquisition of the system through a multiple year lease arrangement. The Company anticipates that the acquisition cost of the non-recurring transition costs will be financed through the use of the Company's available operating cash flow and advances under its line of credit.

         The Company does not expect that its operations will be negatively impacted in the future.

         The Company is currently working with its customers and suppliers to certify year 2000 compliance. In the event that a significant number of suppliers cannot, in a timely manner, provide the company with products and services because of the year 2000 issue, the Company's operating results could be materially affected.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         Effective May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the periods presented, comprehensive income (loss) is the same as net income (loss).

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measure at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies as hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects of SFAS No. 133 will have upon its financial position or the results of its operations.

ITEM 7.  FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Infinite Graphics Incorporated
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Infinite Graphics Incorporated (the Company) as of April 30, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 1999 and 1998 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
August 13, 1999

INFINITE GRAPHICS INCORPORATED

BALANCE SHEETS
APRIL 30, 1999 AND 1998
-----------------------------------------------------------------------------------------------------------

                                                                                   1999            1998
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                  $   195,984
     Accounts receivable, less allowance for doubtful accounts of
         $117,900 and $43,420, respectively                                     $ 1,081,601         735,870
     Account receivable - other (Note 3)                                            512,089         200,000
     Inventories (Note 4)                                                           515,704         187,743
     Prepaid expenses and other                                                     126,175          44,723
                                                                                -----------     -----------
                       Total current assets                                       2,235,569       1,364,320

PROPERTY, PLANT, AND EQUIPMENT, net (Note 5)                                      2,716,335         758,076

PURCHASED SOFTWARE, less accumulated amortization
     of $180,516 and $141,446, respectively                                          68,701          94,364

ACCOUNT RECEIVABLE - Other (Note 3)                                                                 313,254

OTHER ASSETS                                                                         28,353          31,183
                                                                                -----------     -----------
                                                                                $ 5,048,958     $ 2,561,197
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Checks written in excess of bank balances                                  $   205,108
     Revolving credit agreement (Note 6)                                            252,655     $   141,324
     Trade accounts payable                                                         510,424         237,834
     Accrued salaries, wages, vacations, and employee withholdings                  228,326         198,762
     Other accrued expenses                                                         256,026         229,489
     Deferred revenue                                                                                10,184
     Current portion of long-term debt (Note 6)                                     112,467          38,855
     Current portion of capitalized lease obligations (Note 7)                      279,860          34,442
                                                                                -----------     -----------
                       Total current liabilities                                  1,844,866         890,890

LONG-TERM DEBT, less current portion (Note 6)                                       765,041         403,651

CAPITALIZED LEASE OBLIGATIONS, less current portion (Note 7)                      1,089,916          76,795

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
     Common stock, no par value; authorized 10,000,000 shares,
         issued and outstanding 2,802,575 and 2,652,575 shares, respectively      4,181,697       4,136,697
     Accumulated deficit                                                         (2,832,562)     (2,946,836)
                                                                                -----------     -----------
                       Total stockholders' equity                                 1,349,135       1,189,861
                                                                                -----------     -----------
                                                                                $ 5,048,958     $ 2,561,197
                                                                                ===========     ===========


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 1999 AND 1998
------------------------------------------------------------------------------

                                                       1999           1998

REVENUES:
     Net sales                                     $ 4,992,246     $ 3,611,891
     Other income                                      214,600
                                                   -----------     -----------
                       Total revenues                5,206,846       3,611,891

COSTS AND EXPENSES:
     Cost of products sold                           3,439,712       2,621,660
     Selling, general, and administrative            1,462,742         931,638
     Interest                                          188,118          30,000
                                                   -----------     -----------
                       Total costs and expenses      5,090,572       3,583,298
                                                   -----------     -----------

INCOME BEFORE INCOME TAXES                             116,274          28,593

INCOME TAXES (Note 9)                                    2,000           2,000
                                                   -----------     -----------

INCOME FROM CONTINUING OPERATIONS                      114,274          26,593

DISCONTINUED OPERATIONS - Loss from operations
     of discontinued software division (Note 3)                       (223,805)
                                                   -----------     -----------

NET INCOME (LOSS)                                  $   114,274     $  (197,212)
                                                   ===========     ===========

WEIGHTED AVERAGE NUMBER OF
         COMMON AND COMMON EQUIVALENT
         SHARES OUTSTANDING:
     Basic                                           2,721,068       2,553,671
                                                   ===========     ===========
     Diluted                                         2,845,483       2,711,944
                                                   ===========     ===========

BASIC NET INCOME (LOSS) PER SHARE:
     Continuing operations                         $       .04     $       .01
     Discontinued operations                                              (.09)
                                                   -----------     -----------
                       Net income (loss)           $       .04     $      (.08)
                                                   ===========     ===========

DILUTED NET INCOME (LOSS) PER SHARE:
     Continuing operations                         $       .04     $       .01
     Discontinued operations                                              (.08)
                                                   -----------     -----------
                       Net income (loss)           $       .04     $      (.07)
                                                   ===========     ===========


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------

                                           COMMON STOCK
                                    ----------------------------        ACCUMULATED
                                     SHARES             AMOUNT            DEFICIT             TOTAL

BALANCES AT APRIL 30, 1997          2,462,575         $4,112,947       $(2,749,624)        $1,363,323

     Warrants exercised               190,000             23,750                               23,750
     Net loss                                                             (197,212)          (197,212)
                                    ---------         ----------       -----------         ----------

BALANCES AT APRIL 30, 1998          2,652,575          4,136,697        (2,946,836)         1,189,861

     Options exercised                150,000             45,000                               45,000
     Net income                                                            114,274            114,274
                                    ---------         ----------       -----------         ----------

BALANCES AT APRIL 30, 1999          2,802,575         $4,181,697       $(2,832,562)        $1,349,135
                                    =========         ==========       ===========         ==========


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                                          1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $   114,274     $  (197,212)
     Adjustments to reconcile net income (loss) to net cash
              provided by operating activities:
         Depreciation and amortization                                                     450,963         836,886
         Capital expenditures financed through the reduction of accounts receivable       (123,946)
         Changes in assets and liabilities:
              Accounts receivable                                                         (345,731)        654,328
              Inventories                                                                 (163,961)        (24,791)
              Prepaid expenses and other                                                   (81,452)         (8,411)
              Other assets                                                                   2,830          14,829
              Accounts payable, accruals, and other accrued expenses                       168,373        (281,926)
              Deferred revenue                                                             (10,184)       (140,194)
                                                                                       -----------     -----------
                       Net cash provided by operating activities                            11,166         853,509

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (458,753)       (263,747)
     Decrease (increase) in account receivable - other                                       1,165        (123,544)
     Payment for acquisition                                                              (375,000)
     Expenditures for capitalized software                                                                (524,302)
     Proceeds from sale of discontinued operations                                                         500,000
                                                                                       -----------     -----------
                       Net cash used in investing activities                              (832,588)       (411,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in checks written in excess of bank balances                                 205,108
     Borrowings under revolving credit agreement                                         5,404,305       5,671,743
     Payments under revolving credit agreement                                          (5,292,974)     (5,957,710)
     Proceeds from issuance of long-term debt                                              499,552         250,000
     Payments on long-term debt                                                            (64,550)       (190,433)
     Principal payments under capital lease obligations                                   (171,003)        (43,282)
     Proceeds from issuance of common stock                                                 45,000          23,750
                                                                                       -----------     -----------
                       Net cash provided by (used in) financing activities                 625,438        (245,932)
                                                                                       -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (195,984)        195,984

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                                               195,984               -
                                                                                       -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $         -     $   195,984
                                                                                       ===========     ===========


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

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

               CAPITALIZED SOFTWARE COSTS - Through February 27, 1998, the effective date of the sale of the software division, the Company capitalized certain costs incurred in developing and enhancing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, and amortized such costs over the remaining economic life of the related products, which was estimated to be three years for its internally developed products. Amortization of capitalized software charged to loss from operations of discontinued software division amounted to $550,856 for the year ended April 30, 1998.

               PURCHASED SOFTWARE - Certain acquired software technology ($68,701 and $94,364, net of accumulated amortization at April 30, 1999 and 1998, respectively) is being amortized over its estimated remaining useful life of three to five years.

               RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, geographic location. A geographic location is deemed impaired if a forecast of undiscounted future cash flows directly related to the geographic location, including disposal value, if any, is less than its carrying amount. If a geographic location is determined to be impaired, the loss is measured as the amount by which the carrying amount of the geographic location exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, estimates of fair value are based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired geographic location were a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. To date management has determined that no impairment of these assets exists.

               STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement defined a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock option grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

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

               STATEMENTS OF CASH FLOWS - Supplemental disclosure of cash flow information for the years ended April 30 is as follows:

                                                1999            1998

               Cash paid for interest         $187,202         $95,041

               Noncash investing and financing activities are as follows:
               Accounts payable includes invoices for equipment purchases of $108,569 and $25,343 at April 30, 1999 and 1998, respectively. In fiscal 1998, the Company entered into an equipment loan to purchase $183,229 of equipment and the payment of financing costs of $17,219. Capital lease obligations of $1,429,542 and $0 were incurred when the Company entered into leases for new equipment in fiscal 1999 and 1998, respectively.

               SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Company's business activity is conducted with customers located within the United States. Accounts receivable transactions are generally unsecured. A provision for estimated doubtful accounts is provided for accounts receivable. There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular service or geographic area that could severely impact the Company in the near future, except for sales to one customer that represented 14% of net sales for the year ended April 30, 1999. In fiscal 1998, no customers accounted for more than 10% of net sales.

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

               NET INCOME (LOSS) PER SHARE - Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

               Diluted income (loss) per share is computed by dividing income
               (loss) by the weighted average common and common equivalent shares outstanding. For the years ended April 30, 1999 and 1998, common stock equivalents (stock options and warrants) increased the weighted average common and common equivalent shares outstanding by 124,415 and 158,273 shares, respectively.

               Options to purchase 138,310 shares of common stock at a weighted average exercise price of $.96 per share were outstanding during 1999 but were not included in the computation of diluted income
               (loss) per share because the options' exercise prices were greater than the average market price of the common shares.

               Options to purchase 240,000 shares of common stock at a weighted average exercise price of $.84 per share were outstanding during 1998 but were not included in the computation of diluted income
               (loss) per share because the options' exercise prices were greater than the average market price of the common shares.

               COMPREHENSIVE INCOME - The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in stockholders' equity except those resulting from investments by and distributions to owners. For each of the years ended April 30, 1999 and 1998 there was no difference between net income (loss) and comprehensive income (loss).

               RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

2.             ACQUISITION

               The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company, PCI, and Photronics, Inc. for a total purchase price not to exceed $2 million in the aggregate. The acquired assets were used in the production of precision glass products. The Company paid $375,000 of the purchase price in cash on January 28, 1999. In addition, the Company will pay or credit PCI over a period of 36 months following January 28, 1999, at a rate not to exceed $150,000 per quarter, the following: (a) 50% of all net invoices of certain large area masks (LAM) shipped to or for PCI and (b) 10% of the net invoice amount received from the sale of LAM to existing and identified PCI customers.

               Assets acquired:
                     Inventories                            $ 164,000
                     Equipment                                288,092
                                                            ---------
                                  Total assets                452,092
               Liabilities assumed -
                     Accrued expenses                          77,092
                                                            ---------
                                  Cash consideration        $ 375,000
                                                            =========

               In fiscal 1999, the Company increased the value of the equipment acquired by $123,946 for credit memos issued in accordance with the Asset Purchase Agreement. The remaining purchase price, a sum which is not certain, will be funded from certain LAM sales specified in the Asset Purchase Agreement made by the Company during the 36-month period following January 28, 1999. The remaining purchase price will be recorded as property until the acquired property is recorded at fair value and any excess will be recorded as goodwill.

               The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the statement of operations includes the results of operations of the acquired business since January 28, 1999. The following unaudited pro forma condensed combined statements of operations reflect the combined operations of the Company and the acquired business adjusted for related financing costs, as if the acquisition and financing had occurred at the beginning of fiscal 1998. The unaudited pro forma condensed combined statements of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition and related financing occurred as of May 1, 1997. The unaudited pro forma information is not necessarily indicative of future results of operations.

                                                         Pro Forma Combined
                                                        Years Ended April 30
                                                      -------------------------
                                                         1999          1998
                                                             (Unaudited)

               Revenues                               $6,647,000     $5,532,000
               Net income (loss)                      $  178,000     $  (71,000)
               Net income (loss) per share:
                  Basic                               $      .07     $     (.03)
                  Diluted                             $      .06     $     (.03)

3.             DISCONTINUED OPERATIONS

               Effective February 27, 1998, the Company sold an exclusive license to use, market, and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX, and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote, or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license agreements (the Agreements) and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998 and may receive additional payments totaling not more than $3.5 million, depending on the level of profit performance of the licensed software. The transaction was recognized as a disposal of a business.

               At April 30, 1999 and 1998, the Company has a receivable from Global MAINTECH of $512,089 and $513,254, respectively. The Company has only recorded a future receivable to the extent of the realized loss resulting in no loss or gain on the sale of discontinued operations. Future receipts in connection with the Agreements will be recorded as a reduction of the Global MAINTECH receivable and any excess will be recorded as gain on sale of discontinued operations.

               In May 1999, the Company and Global MAINTECH verbally agreed the final earnout would be $4 million. The earnout would be paid as follows: $3 million in cash and an ownership interest in a subsidiary of Global MAINTECH with a value, agreed to by both parties, of $1 million. If the verbal agreement were finalized, Global MAINTECH would owe the Company approximately $2.1 million in cash in fiscal 2000.

4.             INVENTORIES

                                                                             April 30
                                                                    -------------------------
                                                                      1999             1998

               Raw materials                                        $509,286         $160,371
               Work-in-process and finished goods                      6,418           27,372
                                                                    --------         --------
                                                                    $515,704         $187,743
                                                                    ========         ========

5.             PROPERTY, PLANT, AND EQUIPMENT

                                                                                April 30
                                                                    ------------------------------
                                                                       1999                1998

               Land                                                  $   20,000         $   20,000
               Buildings and improvements                               520,468            520,468
               Leasehold improvements                                   406,575            314,392
               Machinery and equipment                                6,155,350          3,879,397
               Vehicles                                                  42,705             42,705
               Furniture and fixtures                                   171,693            169,677
                                                                     ----------         ----------
                                                                      7,316,791          4,946,639
               Less accumulated depreciation and amortization         4,600,456          4,188,563
                                                                     ----------         ----------
                                                                     $2,716,335         $  758,076
                                                                     ==========         ==========

               The above amounts include equipment under capital leases with a cost of $1,670,725 and $161,950 and accumulated amortization of $213,850 and $53,789 at April 30, 1999 and 1998, respectively.

6.             REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

                                                          April 30
                                                  -------------------------
                                                    1999             1998

               Revolving credit agreements        $252,655         $141,324
                                                  ========         ========

               Notes payable:
                   Mortgage note                  $225,668         $242,118
                   Equipment note and loan         651,840          200,388
                                                  --------         --------
                                                   877,508          442,506
               Less current maturities             112,467           38,855
                                                  --------         --------
                                                  $765,041         $403,651
                                                  ========         ========

               On October 24, 1997, the Company entered into a revolving credit agreement (the Revolver), a mortgage note (the Mortgage Note), and an equipment note (the Equipment Note). The Revolver and Mortgage Note replaced existing financing agreements.

               The Revolver, at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable, up to $750,000, as defined. Interest on outstanding borrowings is payable monthly and is the greater of prime plus 4.5%, never to be readjusted below 10%, with a minimum monthly interest charge of $2,500. In the event of default, the interest rate increases to the greater of prime plus 9.5%, never to be readjusted below 15%, with a minimum monthly interest charge of $2,900. The Revolver also requires payment of a $1,500 quarterly administrative fee. The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or October 12, 1999. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to October 23, 1999, unless the funds used to prepay the Revolver are borrowed from Riverside Bank, in which case no prepayment charge is due. As of April 30, 1999, the amount outstanding relating to the Revolver was $252,655 and the interest rate was 12.25%.

               The Mortgage Note provided for a $250,000 term loan and interest payable at the bank's reference rate, as defined, plus 2% (9.75% at April 30, 1999). The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. The Mortgage Note matures on October 15, 2000. Monthly principal and interest payments are currently $3,385. A portion of the Mortgage Note proceeds, $112,000, was used to pay an existing mortgage. As of April 30, 1999, the amount outstanding relating to this note payable was $225,668.

               The Equipment Note provides for a $700,000 line of credit for the purchase of machinery, equipment, furniture, and fixtures and the balance outstanding as of April 30, 1999 was $651,840. The term of the Equipment Note is from October 24, 1997 to October 24, 2004. Interest on borrowings under the Equipment Note is payable at prime plus 2% (9.75% at April 30, 1999), and is adjusted quarterly if the prime rate changes. The bank writes individual term notes under the Equipment Note after purchases are made and advances are requested and submitted by the Company. The individual term notes require the Company to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance from the date of the borrowings to October 24, 2004. Monthly principal and interest payments are $12,864.

               Borrowings under the Revolver, Mortgage Note, and Equipment Note are secured by substantially all of the Company's assets and personally guaranteed by the Company's Chief Executive Officer. The Revolver, Mortgage Note, and/or Equipment Note contain various restrictive covenants relating to a net loss of no more than $100,000 for each succeeding six-month period beginning January 31, 1998, limitations on additional indebtedness and capital expenditures, prohibition of dividend payments, and other matters. As of April 30, 1999, the Company was not in compliance with certain covenants. The Company has obtained a waiver of these defaults from the bank.

               During fiscal 1996 the Company entered into an equipment loan, which is collateralized by the equipment purchased. The balance outstanding at April 30, 1998, $7,395, was paid in fiscal 1999.

               Principal maturities on the notes outstanding at April 30, 1999 are payable as follows:

               Years ending April 30:
                   2000                                      $112,467
                   2001                                       312,498
                   2002                                       115,135
                   2003                                       126,882
                   2004                                       139,817
                   Thereafter                                  70,709
                                                             --------
                                                             $877,508
                                                             ========

               The carrying amounts of notes payable and long-term debt approximate fair market value at April 30, 1999. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

7.             COMMITMENTS AND CONTINGENCIES

               LEASES - The Company leases certain of its facilities and equipment under operating leases (see Note 10). Rent expense incurred on these leases was approximately $171,000 and $108,000 for the years ended April 30, 1999 and 1998, respectively.

               Future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at April 30, 1999 are as follows:

                                                                 Capital         Operating

               Years ending April 30:
                   2000                                         $  382,092       $226,760
                   2001                                            382,092        145,344
                   2002                                            358,180         99,207
                   2003                                            346,224
                   2004                                            162,764
                                                                ----------       --------
               Total minimum lease payments                      1,631,352       $471,311
                                                                                 ========
               Less amounts representing interest                  261,576
                                                                ----------
               Present value of net minimum obligations          1,369,776
               Less current portion                                279,860
                                                                ----------
               Long-term obligations at April 30, 1999          $1,089,916
                                                                ===========

8.             STOCKHOLDERS' EQUITY

               STOCK OPTIONS - Effective August 1, 1997, the Company established an additional stock option plan, referred to as the 1997 Stock Option Plan. This plan permits the granting of Nonqualified and Incentive Options to employees and others providing services to the Company. With the addition of this plan, the Company has three Incentive Stock Option Plans (the Plans) for employees, directors, and company consultants. The Company has reserved 1,150,000 shares of common stock for the Plans. The option exercise price is to be not less than the fair market value of the stock at the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. The incentive options granted are exercisable as follows: 20% after the first year, 40% after the second year, 60% after the third year, 80% after the fourth year, and 100% after the fifth year. Activity under the Plans is as follows:

                                                                  1999                             1998
                                                        --------------------------       -------------------------
                                                                          Weighted                        Weighted
                                                                           Average                        Average
                                                                          Exercise                        Exercise
                                                         Shares             Price          Shares          Price

               Outstanding at beginning of year          390,000           $ .63          370,000           $.52
                   Granted                               520,000            1.53          240,000            .80
                   Exercised                            (150,000)            .30
                   Expired/terminated                    (40,000)            .88         (220,000)           .63
                                                        --------                         --------
               Outstanding at end of year                720,000           $1.27          390,000           $.63
                                                        ========           =====         ========           ====
               Options exercisable at year end            48,000           $ .84          166,000           $.36
                                                        ========           =====         ========           ====
               Options available for future grant         30,000                          550,000
                                                        ========                         ========

               Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                                                 1999                                1998
                                                      ---------------------------        -----------------------------
                                                      As Reported       Pro forma        As Reported       Pro forma

               Income from continuing operations       $ 114,274         $66,552         $    26,593       $  14,222
               Discontinued operations                                                      (223,805)       (223,805)
                                                       ---------         -------         -----------       ---------

                       Net income (loss)               $ 114,274         $66,552         $ (197,212)       $(209,583)
                                                       =========         =======         ==========        =========

               Basic income (loss) per share:
                  Continuing operations                $     .04         $   .02         $      .01        $     .01
                  Discontinued operations                                                      (.09)            (.09)
                                                       ---------         -------         ----------        ---------
                       Net income (loss)               $     .04         $   .02         $     (.08)       $    (.08)
                                                       =========         =======         ==========        =========

               Diluted income (loss) per share:
                  Continuing operations                $     .04         $   .02         $      .01        $     .00
                  Discontinued operations                                                      (.08)            (.08)
                                                       ---------         -------         ----------        ---------
                       Net income (loss)               $     .04         $   .02         $     (.07)       $    (.08)
                                                       =========         =======         ==========        =========

               The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                          1999       1998

               Dividend yield                             None       None
               Expected volatility                       102.49%    45.20%
               Expected life of option                      5          5
               Risk free interest rate                    4.68%      5.98%
               Fair value of options on grant date        $1.06      $.81

               The following table summarizes information about stock options outstanding at April 30, 1999:

                                             Options Outstanding                              Options Exercisable
                             ----------------------------------------------------      ---------------------------------
                                                   Weighted
                                                    Average              Weighted                               Weighted
               Range of                            Remaining             Average                                Average
               Exercise         Number          Contractual Life         Exercise         Number                Exercise
               Prices        Outstanding            (Years)               Price        Exercisable               Price

              $.69-$.88       250,000                 3.54                $ .81           48,000                  $.84
               1.44           285,000                 4.63                 1.44
               1.63           185,000                 4.80                 1.63
                              -------                                                     ------
              $.69-$1.63      720,000                 4.29                $1.27           48,000                  $.84
                              =======                 ====                =====           ======                  ====

               WARRANTS - In November 1992, warrants to purchase 350,000 shares of common stock at an exercise price of $.125 per share were issued as part of a debt restructuring. During fiscal 1998, 1997, and 1995, warrants to purchase 190,000, 80,000, and 80,000 shares, respectively, of common stock were exercised in each year.

9.             INCOME TAXES

               The majority of the income tax expense for fiscal 1999 has been offset by a reversal of valuation allowance for deferred taxes. The income tax benefit for fiscal 1998 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss carryforward was not expected. Income tax expense for the years ended April 30, 1999 and 1998 relates to minimum taxes due to various states in which the Company operates.

               For the years ended April 30, the provisions for income taxes relating to continued operations differ from the expected income tax based on the federal statutory tax rate as follows:

                                                   1999              1998

               Federal tax at statutory rate     $ 40,000         $ 10,000
               State taxes                          2,000            2,000
               Change in valuation allowances     (49,000)          19,000
               Other                                9,000          (29,000)
                                                 --------         --------
                                                 $  2,000         $  2,000
                                                 ========         ========

               Deferred tax assets and liabilities represent the tax impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

               Deferred taxes as of April 30 consist of the following:

                                                                                 1999                1998

               Current deferred tax assets (liabilities):
                   Allowance for doubtful accounts and other accruals        $    93,000         $    69,000
                   Less valuation allowance                                      (93,000)            (69,000)
                                                                             -----------         -----------
                   Net current deferred tax assets (liabilities)             $        -          $        -
                                                                             ===========         ===========

               Long-term deferred tax (liabilities) assets:
                   Unrealized gain on discontinued operations                $  (331,000)        $  (125,000)
                   Excess of tax over book depreciation                         (269,000)           (368,000)
                   Tax net operating loss carryforward                         1,133,000           1,099,000
                   General business credit                                       375,000             375,000
                   Less valuation allowance                                     (908,000)           (981,000)
                                                                             -----------         -----------
                   Net long-term deferred tax (liabilities) assets           $        -          $        -
                                                                             ===========         ===========

               The Company has recorded valuation allowances to reduce the recorded net deferred tax assets to zero after considering evidence regarding future realization of the deferred amounts.

               At April 30, 1999, the Company has income tax net operating loss carryforwards of approximately $3,018,000 for federal and $1,654,000 for Minnesota tax purposes. If not used, these carryforwards will begin to expire in 2000 for federal and 2003 for state. The Company also has federal general business credits of approximately $375,000 which will begin to expire in 2003.

10.            RELATED-PARTY TRANSACTIONS

               The Company leases one of its facilities from a partnership which is 50% owned by the Chairman of the Board of the Company. Monthly rentals under this lease are $2,750. Rent expense incurred on this lease was $33,000 for each of the years ended April 30, 1999 and 1998, respectively.

               The Company leases production equipment from a partnership of which the Chairman of the Board is a partner. Rent expense incurred on this lease was $3,000 and $38,340, respectively, for each of the years ended April 30, 1999 and 1998.

11.            DEFERRED SAVINGS PLANS

               The Company has a defined contribution savings plan for employees who have completed 30 days of service and attained the age of 21. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. No such discretionary contributions were made for the years ended April 30, 1999 or 1998. The Company also has a discretionary cash bonus plan. No such discretionary contributions were made for the years ended April 30, 1999 or 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal 1999 and fiscal 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Reference is made to the information under the sections captioned PROPOSAL 1: ELECTION OF DIRECTORS - Directors, Nominees for Directors and Executive Officers" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 10. EXECUTIVE COMPENSATION.

         Reference is made to the information under the section captioned "EXECUTIVE COMPENSATION" contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information under the section captioned "OUTSTANDING STOCK" contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information under the section captioned "CERTAIN TRANSACTIONS" contained in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

         (a) For Financial Statements filed as part of this Form 10-KSB, reference is made to the Financial Statements beginning on page 13 of this Form 10-KSB. For a list of Exhibits filed as part of this Form 10-KSB, see Exhibit Index on page 33 of this Form 10-KSB.

         (b) During the last quarter of the of the period covered by this Form 10-KSB, the Company filed on February 11, 1999, a Current Report on Form 8-K with a date of report of January 28, 1999. This Current Report disclosed the acquisition of certain assets and liabilities of Photronics Colorado, Inc. No financial statements were filed with this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 13, 1999                 By: /s/ Clifford F. Stritch, Jr.
                                         ---------------------------------------
                                               Clifford F. Stritch, Jr.
                                               Chief Executive Officer





         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: August 13, 1999                 By: /s/ Clifford F. Stritch, Jr.
                                         ---------------------------------------
                                               Clifford F. Stritch, Jr.
                                               Chairman of the Board
                                               Chief Executive Officer
                                               Chief Financial Officer
                                               Principal Accounting Officer


Date: August 13, 1999                 By: /s/ Edwin F. Snyder
                                         ---------------------------------------
                                               Edwin F. Snyder
                                               Director

Date: August 13, 1999                 By: /s/ Durwood L. Airhart
                                         ---------------------------------------
                                               Durwood L. Airhart
                                               Director

Date: August 13, 1999                 By: /s/ Michael J. Evers
                                         ---------------------------------------
                                               Michael J. Evers
                                               Director

                         INFINITE GRAPHICS INCORPORATED
                                INDEX TO EXHIBITS
                 Form 10-KSB (for the year ended April 30, 1999)

3.1      Articles of Incorporation of Infinite Graphics Incorporated (1)

3.2      Bylaws of Infinite Graphics Incorporated (1)

4        Form of Certificate for Common Stock of Infinite Graphics
         Incorporated (1)

10.1     Incentive Stock Option Plan of Infinite Graphics Incorporated# (5)

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

10.8     Intentionally omitted

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

10.12 Amended lease between the Company and Anchor Paper Company dated January 1, 1996 (8)

10.13 Lease between the Company and Superior Investment Company dated September 1, 1995 (8)

10.14 Amended lease between the Company and Anchor Paper Company dated January 1, 1997 (9)

10.15 License and Asset Purchase Agreement dated February 27, 1998 between the Company and Global MAINTECH Corporation (10)

10.16 General Credit and Security Agreement dated as of October 24, 1997 between the Company and SPECTRUM Commercial Services (11)

10.17 Revolving Note dated October 24, 1997 in original principal amount of $750,000 (11)

10.18 Term Loan Agreement dated as of October 24, 1997 between the Company and Riverside Bank (11)

10.19 Mortgage Note dated October 24, 1997 in original principal amount of $250,000 (11)

10.20 Combination Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Rents dated as of October 24, 1997 between the Company and Riverside Bank (11)

10.21 Guaranty of Clifford F. Stritch, Jr. to Riverside Bank with respect to $250,000 Mortgage Loan dated October 24, 1997 (11)

10.22 Guaranty of Clifford F. Stritch, Jr. to SPECTRUM Commercial Services dated October 24, 1997 (11)

10.23 Subordination Agreement dated as of October 24, 1997 between SPECTRUM Commercial Services and Robert J. Fink relating to loans by SPECTRUM Commercial Services to the Company (11)

10.24    1997 Stock Option Plan of Infinite Graphics Incorporated# *

10.25 Lease Agreement dated as of November 23, 1998 between the Company and TOWNSQUARE L.L.C. without exhibits*

10.26 Master Lease Agreement dated as of September 2, 1997 between the Company and General Electric Capital Corporation, as amended as of November 11, 1998, together with Exhibit A dated as of November 11, 1998, Schedule No. 001, Annex A to Schedule No. 001 dated as of October 16, 1998, Index Rate Addendum to Schedule No. 001 dated as of November 11, 1998, Buyer's Verification Report and Certificate of Acceptance to Schedule No. 001 dated as of October 23, 1998, Schedule No. 002, Annex A to Schedule No. 002 dated as of October 16, 1998, Index Rate Addendum to Schedule No. 002 dated as of December 2, 1998 and Buyer's Verification Report and Certificate of Acceptance to Schedule No. 002 dated as December 1, 1998*

10.27 Asset Purchase Agreement dated January 28, 1999 among Infinite Graphics Incorporated, Photronics Colorado, Inc. and Photronics, Inc. without exhibits or schedules (12)

10.28    Lease Agreement dated as of November 21, 1991 between Homburg Holdings
         (CO) Inc. and Microphase Laboratories, Inc. together with Addendum to Lease dated as of December 2, 1996 and December 12, 1996 between Homburg Holdings (CO) Inc. and Photronics Colorado, Inc. (subsequently assigned by Microphase Laboratories, Inc. to Photronics Colorado, Inc.)*

10.29 Assignment dated as of January 28, 1999 between the Company and Photronics Colorado, Inc., assigning the interest of Photronics Colorado, Inc. under the Lease Agreement dated as of November 21, 1991 between Homburg Holdings (CO) Inc. and Microphrase Laboratories, Inc., as amended (listed above as Exhibit 10.28) to the Company*

27       Financial data schedule.*

# Indicates management contracts or compensatory plan or arrangement required to be filed is an exhibit to Form 10-K or Form 10-KSB.

*        Filed herewith.

(1) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.

(2) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1990, and incorporated herein by reference.

(3) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1991, and incorporated herein by reference.

(4) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1992, and incorporated herein by reference.

(5) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1993, and incorporated herein by reference.

(6) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.

(7) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.

(8) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1996, and incorporated herein by reference.

(9) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1997, and incorporated herein by reference.

(10) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.

(11) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998, and incorporated herein by reference.

(12) Filed with the Company's Current Report on Form 8-K with a date of report of January 28, 1999, and incorporated herein by reference.