Form 10KSB/A
period 1999-04-30
INFINITE GRAPHICS INC
filed 1999-08-30
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         FORM 10-KSB/A (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                      Commission File No.
           APRIL 30, 1999                                 0-13042

                         INFINITE GRAPHICS INCORPORATED
                 (Name of Small Business Issuer in its Charter)

            MINNESOTA                                             41-0956693
  (State or other jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

 4611 EAST LAKE STREET, MINNEAPOLIS, MN                             55406
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

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999:

Independent Auditor's Report located on Page 14 to show conformed signature

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10     Executive Compensation

Item 11     Security Ownership of Certain Beneficial Owners and Management

Item 12     Certain Relationships and Related Transactions

INDEPENDENT AUDITOR'S REPORT

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


/S/ Deloitte & Touche LLP


Minneapolis, Minnesota
August 13, 1999

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, NOMINEES FOR DIRECTOR AND EXECUTIVE OFFICERS

            The directors, nominees for director, and executive officers of the Company are as follows:

                                          CURRENT POSITION                   PRINCIPAL OCCUPATIONS                   DIRECTOR
NAME OF DIRECTOR            AGE           WITH THE COMPANY                    DURING PAST 5 YEARS                     SINCE
----------------            ---           ----------------                    -------------------                     -----
Clifford F. Stritch, Jr.     52       Chairman of the Board, CEO,    Chairman of the Board, Director, and CEO       Aug. 1970
                                             CFO, Director           of the Company. Mr. Stritch has been the
                                                                     CFO of the Company since November 1995.
Edwin F. Snyder              56        Executive Vice President,     From November 1998, Executive Vice             Sept. 1990
                                               Director              President of the Company.  From October
                                                                     1996 to November 1998, Vice-President of
                                                                     Marketing and Sales with Wave Crest of
                                                                     Edina, Minnesota. From March 1995 to
                                                                     September 1996, Vice-President of Sales
                                                                     and Marketing with Johnstech
                                                                     International, a  manufacturer of high
                                                                     performance test contacts.  From
                                                                     February 1992 to March 1995, Vice-
                                                                     President of Marketing with Visu-Com of
                                                                     Baltimore, Maryland, a manufacturer of
                                                                     personal communications products.
Durwood L. Airhart           62                Director              Since 1996, Senior Engineer Advisory           Sept. 1997
                                                                     with Litchfield Precision Components, a
                                                                     manufacturer of electronic components
                                                                     and a division of Innovex, Inc. of
                                                                     Litchfield, Minnesota.  From 1975 to
                                                                     1995, President and CEO with Litchfield
                                                                     Precision Components of Litchfield,
                                                                     Minnesota.
Michael J. Evers             64                Director              Since 1974, Dean Emeritus of the               Sept. 1997
                                                                     Graduate School of Business, Professor
                                                                     and Assistant Professor of Strategic
                                                                     Management and Marketing with University
                                                                     of St. Thomas Minneapolis, Minnesota.
                                                                     Mr. Evers serves as a director of Cellex
                                                                     Biosciences, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are also required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

            To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30,

1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with, except that each of Clifford F. Stritch, Jr., the Company's Chief Executive Officer, and Michael J. Evers, a director of the Company, failed to timely file one report with respect to one transaction; and Edwin F. Snyder, the Company's Executive Vice President, failed to timely file two reports with respect to three transactions.


ITEM 10.  EXECUTIVE COMPENSATION.

CASH COMPENSATION

            The following table summarizes the annual compensation paid by the Company during fiscal years ended April 30, 1997, 1998, and 1999 to Clifford F. Stritch, the Chief Executive Officer of the Company as of April 30, 1999. No other executive officer of the Company had compensation in excess of $100,000 during any of the fiscal years for which information is provided.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                            --------------------------------------
                                            Salary        Bonus             Other
 Name and Principal Position        Year       $            $                 $
-----------------------------       ----    -------     ---------         --------
Clifford F. Stritch, Jr.            1999    142,000     10,000(1)         5,390(2)
Chief Executive Officer, Chief      1998    142,000     15,000(1)         5,380(2)
Financial Officer and a Director    1997    142,000      5,000(1)         5,398(2)

---------------

(1) Bonuses relate to applicable fiscal year but were paid in subsequent years.
(2) Includes insurance and car allowance.

STOCK OPTIONS

            No options were granted to Mr. Stritch during the Company's 1999 fiscal year. The following table summarizes the stock option exercises during fiscal 1999 by the named executive officer and the value of all options held by the named executive officer as of April 30, 1999.

 AGGREGATED OPTION EXERCISES DURING FISCAL YEAR ENDED APRIL 30, 1999 AND OPTION
                            VALUES AT APRIL 30, 1999

                                                         Number of Securities          Value of Unexercised In-
                                                         Underlying Options at           The-Money Options at
                            Shares                          April 30, 1999                 April 30, 1999
                           Acquired       Value             --------------                 --------------
Name                      on Exercise  Realized(1)    Exercisable / Unexercisable    Exercisable / Unexercisable
----                      -----------  -----------    ---------------------------    ---------------------------
Clifford F. Stritch, Jr.    100,000    $37,812.50               0 / 0                         $0 / $0

---------------
(1) The amount set forth represents the difference between the fair market value of the Company's Common Stock as of September 28, 1999 ($0.6875), the date of exercise, and the option price, multiplied by the number of shares subject to the option.

BOARD OF DIRECTOR COMPENSATION

            Each non-employee director of the Company receives $2,500 per quarter. In addition, as of December 15, 1998, Michael J. Evers was granted options to purchase 50,000 shares of Common Stock at an exercise price of $1.4375 pursuant to the terms of the Infinite Graphics Incorporated Stock Option Plan of 1993. The option was immediately exercisable for 20% of the amount granted and is exercisable in 40%, 60%, 80%, and 100% increments on the first, second, third, and fourth anniversaries of the option grant. The option expires on March 15, 2003.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information as to the name, address and stock holdings of each person known by the Company to be a beneficial owner of more than 5% of its Common Stock and as to the name, address and stock holdings of certain executive officers, each director and nominee for election to the Board of Directors and by all executive officers, directors, and nominees, as a group, as of August 23, 1999 is set forth below. Except as indicated below, the Company believes that each such person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

                                                     Common Stock
        Name/Address               ---------------------------------------------
            of                         Amount Beneficially     Percent of
    Shareholder/Director                     Owned              Class (1)
--------------------------------------------------------------------------------

Clifford F. Stritch, Jr.                  1,116,050(2)            39.8%
4611 East Lake Street
Minneapolis, Minnesota 55406

Robert J. Fink                              350,000               12.5%
1850 Arvin Drive
Mendota Heights, Minnesota 55118

Edwin F. Snyder                              67,800                2.4%
7275 Bush Lake Road
Edina, Minnesota 55439

Durwood L. Airhart                          20,000(3)                *
1 Precision Drive
Litchfield, Minnesota 55355

Michael J. Evers                            30,000(4)              1.1%
1000 LaSalle Avenue, MPL331
Minneapolis, Minnesota 55403

Directors and Executive Officers as a     1,233,850(5)            43.3%
Group (4 persons)

*           Less than one percent of shares outstanding.

(1) In calculating percentage ownership, all shares of Common Stock which a named shareholder has the right to acquire within 60 days from August 30, 1999 upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholders.
(2) An irrevocable trust of which Mr. Stritch's daughter, Kendra L. Stritch, is the beneficiary is the owner of 23,800 shares of Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in those shares. An irrevocable trust of which Mr. Stritch's son, Carter Francis Stritch, is the beneficiary is the owner of 21,500 shares of Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in these shares. Mr. Stritch is not a trustee of either trust.
(3) Includes options for the purchase of 20,000 shares of Common Stock, but excludes options for the purchase of 30,000 shares of Common Stock that are not exercisable during the next 60 days.
(4) Includes options for the purchase of 30,000 shares of Common Stock, but excludes options for the purchase of 70,000 shares of Common Stock that are not exercisable during the next 60 days.
(5) Includes options for the purchase of 50,000 shares of Common Stock, but excludes options for the purchase of 200,000 shares of Common Stock that are not exercisable during the next 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            During fiscal 1999, the Company leased the properties at 4621 East Lake Street from Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Schultz. The lease for 4621 East Lake Street is dated October 31, 1983, and had an original term of five years. In 1988, the Company exercised its option to renew this lease for an additional five year term. The lease has been amended several times to extend the term. Currently, the lease has been orally amended to extend to April 30, 2001. The rent is currently $2,750 per month.

            The Company leased certain production equipment from Precision Imaging, a partnership in which Clifford F. Stritch Jr. is a partner. At April 30, 1999, Mr. Stritch held a 67 percent interest in the partnership. The Company was unable to finance the equipment directly; therefore leased the equipment through Precision Imaging. Under the terms of the lease, the Company pays monthly rent of $3,195.


                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 30, 1999                  By: /s/ Clifford F. Stritch, Jr.
                                        ----------------------------------------
                                                  Clifford F. Stritch, Jr.
                                                  Chief Executive Officer