Form 10QSB
period 1999-07-31
INFINITE GRAPHICS INC
filed 1999-09-20
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended July 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                    For the transition period from ____ to _____

                                    Commission file number 2-90422-C

                         Infinite Graphics Incorporated
        (Exact name of small business issuer as specified in its charter)


           Minnesota                                             41-0956693
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



               4611 East Lake Street, Minneapolis, Minnesota 55406
                    (Address of principal executive offices)


                                 (612) 721-6283
                           (Issuer's telephone number)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,802,575 common shares as of September 20, 1999

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                      July 31, 1999   April 30, 1999
                                                                      -------------   --------------
ASSETS
CURRENT ASSETS:
  Accounts receivable, less allowance for doubtful accounts
     of $159,900 and $117,900 respectively                             $ 1,143,828     $ 1,081,601
  Account receivable - other (Note F)                                      466,839         512,089
  Inventories                                                              458,862         515,704
  Prepaid expenses and other                                               157,316         126,175
                                                                       -----------     -----------
          Total current assets                                           2,226,845       2,235,569

PROPERTY, PLANT, AND EQUIPMENT, net                                      2,678,225       2,716,335

PURCHASED SOFTWARE,  net                                                    79,205          68,701

OTHER ASSETS                                                                27,944          28,353
                                                                       -----------     -----------

TOTAL ASSETS                                                           $ 5,012,219     $ 5,048,958
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks written in excess of bank balances                            $   201,606     $   205,108
  Revolving credit agreement                                               368,299         252,655
  Trade accounts payable                                                   359,247         510,424
  Accrued salaries, wages, vacations, and employee withholdings            238,739         228,326
  Other accrued expenses                                                   305,472         256,026
  Current portion of long-term debt                                        109,230         112,467
  Current portion of capitalized lease obligations                         262,841         279,860
                                                                       -----------     -----------
          Total current liabilities                                      1,845,434       1,844,866

LONG-TERM DEBT, less current portion                                       731,000         765,041

CAPITALIZED LEASE OBLIGATIONS, less current portion                      1,051,365       1,089,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    issued and outstanding 2,802,575 and 2,802,575, respectively         4,181,697       4,181,697
  Accumulated deficit                                                   (2,797,277)     (2,832,562)
                                                                       -----------     -----------
         Total stockholders' equity                                      1,384,420       1,349,135
                                                                       -----------     -----------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 5,012,219     $ 5,048,958
                                                                       ===========     ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               THREE MONTH PERIOD
                                                 ENDED JULY 31
                                              1999          1998
                                           ------------------------

REVENUES:
  Net sales                                $1,846,960    $  976,370
  Other income                                 27,000            --
                                           ----------    ----------
               Total revenues               1,873,960       976,370

COSTS AND EXPENSES:
  Costs of products sold                    1,274,402       699,280
  Selling, general and administrative         494,827       219,120
  Interest                                     69,446        20,039
                                           ----------    ----------
               Total costs and expenses     1,838,675       938,439
                                           ----------    ----------

NET  INCOME                                $   35,285    $   37,931
                                           ==========    ==========



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                       2,802,575     2,652,575
                                           ==========    ==========
                Diluted                     3,065,230     2,732,346
                                           ==========    ==========

BASIC NET INCOME PER SHARE:                $     0.01    $     0.01
                                           ==========    ==========

DILUTED NET INCOME PER SHARE:              $     0.01    $     0.01
                                           ==========    ==========


See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                      Three Month Period
                                                                         Ended July 31
                                                                      1999          1998
                                                                   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  35,285     $  37,931
  Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
    Depreciation and amortization                                    185,350        74,545
    Capital expenditures financed through the reduction
      of accounts receivable                                        (127,409)           --
    Changes in assets and liabilities:
      Accounts receivable                                            (62,227)      120,275
      Inventories                                                     56,842       (58,409)
      Prepaid expenses and other assets                              (30,732)      (61,908)
      Accounts payable, accruals and other accrued expenses          (91,318)      (48,071)
                                                                   -----------------------
            Net cash (used in) provided by operating activities      (34,209)       64,363


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                           (30,335)      (82,865)
      Decrease in account reveivable-other                            45,250       254,654
                                                                   -----------------------
            Net cash provided by investing activities                 14,915       171,789


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks written in excess of bank balances           (3,502)           --
      Increase / (decrease) in revolving credit agreement            115,644      (104,803)
      Payments on long-term debt and capital lease obligations       (92,848)      (19,737)
                                                                   -----------------------
            Net cash provided by (used in) financing activities       19,294      (124,540)
                                                                   -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 --       111,612

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            --       195,984
                                                                   -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      --     $ 307,596
                                                                   =======================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of July 31, 1999 and the Statements of Operations for the three month periods ended July 31, 1999 and 1998 and the Statements of Cash Flows for the three months ended July 31, 1999 and 1998 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 1999 has been derived from the audited Balance Sheet included in the Company's April 30, 1999 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1999 Annual Report to Shareholders.

NOTE B:
For the periods presented comprehensive income is the same as net income.

NOTE C:
Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE D:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company, PCI, and Photronics, Inc. for a total purchase price not to exceed $2 million in the aggregate. Pursuant to the Asset Purchase agreement, the Company increased the value of the equipment acquired by $127,409 for credit memos issued during the three month period ended July 31, 1999.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the statement of operations includes the results of operations of the acquired business since January 28, 1999. The following unaudited pro forma condensed combined statements of operations reflects the combined operation of the Company and the acquired business adjusted for related financing costs, as if the acquisition and financing had occurred at the beginning of fiscal 1999. The unaudited pro forma condensed combined statement of operations may not necessarily reflect the actual results of the Company which would have resulted had the acquisition and related financing occurred as of May 1, 1998. The unaudited pro forma information is not necessarily indicative of future results of operations.

                                                          Pro Forma Combined

                                                          Period Ended July 31
                                                          --------------------

                                                          1999           1998

                                                              (unaudited)



Revenues                                              $ 1,873,960    $ 1,456,420

Net income                                            $    35,285    $    43,692

Net income per share:

             Basic                                    $       .01    $       .02


            Diluted                                   $       .01    $       .02



NOTE E:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

NOTE F:
Effective February 27, 1998, the Company sold an exclusive license to use, market, and distribute the Company's PAR/ICE, ParCAM, and CheckMate (PAR for Design) software products; sold a nonexclusive license to certain other CAD/CAM products, including those known as 2100, ProCADD, ProFLEX, and ProCHEM; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The Company, however, has retained the right to use all of this software in its own business. The Company has also agreed that for a period of five years it will not distribute, market, promote, or provide to any third parties software that is competitive with the software with respect to which Global MAINTECH was granted an exclusive license. As consideration for the grant of the license agreements (the Agreements) and the sale of the software systems division assets to Global MAINTECH, the Company received $500,000 on February 27, 1998 and may receive additional payments totaling not more than $3.5 million, depending on the level of profit performance of the licensed software. The transaction was recognized as a disposal of business.

At July 31, 1999 and April 30, 1999, the Company has a receivable from Global MAINTECH of $467,000 and $512,000, respectively. The Company has only recorded a future receivable to the extent of the realized loss resulting in no loss or gain on the sale of discontinued operations. Future receipts in connection with the Agreements will be recorded as a reduction of the Global MAINTECH receivable and any excess will be recorded as gain on sale of discontinued operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

Operations for the three months ended July 31, 1999 resulted in net sales of $1,847,000 compared to $976,000 for the same period last year or an 89% increase. The increase in sales is primarily due to an increase in Large Area Mask business an incremental increase in sales of $600,000 from the Colorado Springs facility, and additional income related to fees for services provided to Global MAINTECH.

The gross margin for the three months ended July 31, 1999 was 31%, compared to 28% for the same period last year. The $573,000 gross profit for the three months ended July 31, 1999 compares to $277,000 for the same period last year. The increase in sales was the primary contributor to the increase in gross margin as a percentage of sales and gross margins.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended July 31, 1999 were $495,000 compared to $218,000 for the same period last year, an increase of $276,000 or 126%. S, G & A increased due to increases in selling and administrative costs related to the Colorado Springs facility and to an increase in personnel. The Company's interest expense for the three months ended July 31, 1999 was $69,000 compared to $20,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment during fiscal 1999.

The Company had net income of $35,000 for the three months ended July 31, 1999 compared to net income of $38,000 for the same period last year.

Liquidity. The Company's cash flow used in operations was $34,000 for the three months ended July 31, 1999, compared to cash provided by operations of $64,000 for the same period last year. The largest components of cash flow used in operations for the three months ended July 31, 1999 were capital expenditures financed through the reduction of accounts receivable of $127,000, an increase in accounts receivable of $62,000, and the decrease in current liabilities of $91,000 partially offset by depreciation and amortization of $185,000 and a decrease in inventories of $57,000. The largest component of cash flow from operations for the three months ended July 31, 1998 were depreciation and amortization of $75,000 and the decrease in accounts receivable of $120,000.

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

The Company's cash flows provided by investing activities was $15,000 for the three months ended July 31, 1999. For the three months ended July 31, 1999, it consisted primarily of the decrease in other receivables of $45,000, partially offset by expenditures for capital equipment of $30,000. Cash flows provided by investing activities were $171,789 for the three months ended July 31, 1998. It consisted primarily of cash receipts of $255,000 from the sale of the System Software Division partially offset by payments for other capital expenditures of $83,000.

Capital Resources. The Company's capital expenditures for equipment, automation and improvement opportunities in fiscal 2000 are expected to be approximately $2,000,000. The Company anticipates that financing for such expenditures will be derived from planned operations, the $2,000,000 expected payment in fiscal 2000 from Global MAINTECH for the software license and asset sale, leases and obtaining additional debt and/or equity financing. If the company does not achieve its operations plan, receive the

$2,000,000 payment from Global MAINTECH and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flows provided by financing activities was $19,000 for the three months ended July 31, 1999 compared to cash flows used in financing activities of $125,000 during the same period last year. Cash flows provided by financing activities for the three months ended July 31, 1999 consisted of an increase in the revolving credit agreement of $116,000 partially offset by payments of $93,000 on long-term debt and principal payments on capital lease obligations and a $4,000 decrease in checks written in excess of bank balances. Cash flows used in financing activities was $125,000 for the three months ended July 31, 1998. It consisted of payments on long-term debt and principal payments on capital lease obligations of $19,700 and a decrease of $105,000 in the revolving credit agreement.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Year 2000 Compliance. The year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. As a result, in less than four months, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is dependent on computer processing in its business activities and the year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company does business. The failure of the Company's computer systems and/or third parties computer systems from unforeseen problems could have a material adverse effect on the Company's ability to conduct its business.

         The Company has conducted a review of its computer systems to identify those areas that could be affected by the year 2000 problem. The review showed that the primary critical system with compliance problems is the Wang accounting system. The accounting system is considered critical because its failure could cause problems making timely reports of financial results. It is not considered critical operationally as billing, order entry, inventory control and scheduling are being run on year 2000 compliant systems. As of this date, the new accounting hardware and software has been installed and the critical accounting modules are expected to be fully implemented by November 30, 1999.

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

         A comprehensive year 2000 implementation plan has been developed and is being implemented. Additionally, a contingency plan has been developed which addresses alternative solutions in the event compliance is not achieved in the planned timeframe. The Company currently estimates the cost to purchase and implement the accounting system will not exceed $45,000. The Company intends to pay for the acquisition of the system from cash flows provided by operating activities. The Company anticipates that the acquisition cost of the non-recurring transition costs will be financed through the use of the Company's available operating cash flow and advances under its line of credit.

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

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matter to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)         Exhibits

                              27.1        Financial Data Schedule

                  (b)         Reports on Form 8-K

                              During the quarter ended July 31, 1999, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 20, 1999                      By      /S/ Clifford F. Stritch, Jr.
                                                ----------------------------
                                                Clifford F. Stritch, Jr.
                                                Chief Executive Officer
                                                Chief Financial Officer

                                INDEX TO EXHIBITS



          EXHIBIT NO.             DESCRIPTION OF EXHIBIT                PAGE NO.

              27.1                Financial Data Schedule