Form 10QSB
period 1999-10-31
INFINITE GRAPHICS INC
filed 1999-12-20
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended October 31, 1999

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                For the transition period from        to
                                                               ------    ------

                                Commission file number   2-90422-C
                                                       ------------------------

                         Infinite Graphics Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                        41-0956693
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         Identification No.)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,802,575 common shares as of December 20, 1999

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  x

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   INFINITE GRAPHICS
                                     BALANCE SHEETS
                                       UNAUDITED

                                                                      October 31, 1999          April 30, 1999
                                                                      ----------------          --------------
ASSETS
CURRENT ASSETS:
  Accounts receivable, less allowance for doubtful accounts
     of $183,900 and $117,900 respectively                                $ 1,416,791            $ 1,081,601
  Accounts receivable - other (Note F)                                        244,988                512,089
  Inventories                                                                 516,976                515,704
  Prepaid expenses and other                                                  218,219                126,175
                                                                          -----------            -----------
          Total current assets                                              2,396,974              2,235,569

PROPERTY, PLANT, AND EQUIPMENT, NET                                         2,737,215              2,716,335

 PURCHASED SOFTWARE,  NET                                                      78,072                 68,701

OTHER ASSETS                                                                   27,124                 28,353
                                                                          -----------            -----------

TOTAL ASSETS                                                              $ 5,239,385            $ 5,048,958
                                                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks written in excess of bank balances                                    37,904            $   205,108
  Revolving credit agreement                                                  464,261                252,655
  Trade accounts payable                                                      357,339                510,424
  Accrued salaries, wages, vacations, and employee withholdings               280,697                228,326
  Other accrued expenses                                                      598,313                256,026
  Current portion of long-term debt                                           106,530                112,467
  Current portion of capitalized lease obligations                            291,690                279,860
                                                                          -----------            -----------
          Total current liabilities                                         2,136,734              1,844,866

LONG-TERM DEBT, less current portion                                          602,836                765,041

CAPITALIZED LEASE OBLIGATIONS, less current portion                         1,051,365              1,089,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    issued and outstanding 2,802,575 and 2,802,575 respectively             4,181,697              4,181,697
  Accumulated deficit                                                      (2,733,247)            (2,832,562)
                                                                          -----------            -----------
          Total stockholders' equity                                        1,448,450              1,349,135
                                                                          -----------            -----------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 5,239,385            $ 5,048,958
                                                                          ===========            ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                        THREE MONTH PERIOD           SIX MONTH PERIOD
                                                                         ENDED OCTOBER 31            ENDED OCTOBER 31
                                                                        1999          1998          1999          1998
                                                                     ------------------------    ------------------------

REVENUES:
  Net sales                                                          $2,156,955    $1,170,596    $4,003,915    $2,146,966
  Other income                                                           24,294                     154,863
                                                                     ----------    ----------    ----------    ----------
               Total revenues                                        $2,181,249     1,170,596    $4,158,778     2,146,966

COSTS AND EXPENSES:
  Costs of products sold                                              1,571,009       735,615     2,948,980     1,434,895
  Selling, general and administrative                                   497,852       266,949       992,679       486,069
  Interest                                                               48,358        42,289       117,804        62,328
                                                                     ----------    ----------    ----------    ----------
               Total costs and expenses                              $2,117,219     1,044,853    $4,059,463     1,983,292
                                                                     ----------    ----------    ----------    ----------

NET  INCOME                                                             $64,030      $125,743       $99,315      $163,674
                                                                     ==========    ==========    ==========    ==========



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                                                 2,802,575     2,688,445     2,802,575     2,670,510
                                                                     ==========    ==========    ==========    ==========
                Diluted                                               3,085,931     2,749,601     3,106,632     2,740,974
                                                                     ==========    ==========    ==========    ==========




BASIC NET INCOME PER SHARE                                           $     0.02    $     0.05    $     0.04    $     0.06
                                                                     ==========    ==========    ==========    ==========

DILUTED NET INCOME PER SHARE                                         $     0.02    $     0.05    $     0.03    $     0.06
                                                                     ==========    ==========    ==========    ==========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                     Six Month Period
                                                                                     Ended October 31
                                                                                1999                   1998
                                                                             ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  99,315               $ 163,674
  Adjustments to reconcile net income to net cash
     Provided by operating activities:
    Depreciation and amortization                                              378,234                 147,832
    Capital expenditures financed through the reduction
      of accounts receivable                                                  (211,821)                     --
    Changes in assets and liabilities:
      Accounts receivable                                                     (335,190)                 46,194
      Inventories                                                               (1,272)               (138,634)
      Prepaid expenses and other                                               (90,815)                (28,570)
      Accounts payable and other accrued expenses                              241,573                 113,836
                                                                             ----------------------------------
            Net cash provided by operating activities                           80,024                 304,332


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (196,663)               (385,841)
      Decrease in accounts receivable-other                                    267,101                 108,026
                                                                             ----------------------------------
            Net cash provided by (used in) investing activities                 70,438                (277,815)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks written in excess of bank balances                   (167,204)                     --
      Proceeds from issuance of debt                                                --                 256,470
      Increase (decrease) in revolving credit agreement                        211,606                 (81,744)
      Payments on long-term debt and capital lease obligations                (194,864)                (41,885)
                                                                             ----------------------------------
            Net cash (used in) provided by financing activities               (150,462)                132,841
                                                                             ----------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           --               $ 159,358

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      --               $ 195,984
                                                                             ----------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          --               $ 355,342
                                                                             ==================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Stock options purchased with note receivable                                                     $  30,938
    Equipment acquired by capital lease                                                              $ 990,000

See notes to financial statements.

PART I - FINANCIAL INFORMATION (CONTINUED)

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of October 31, 1999 and the Statements of Operations for the three and six month periods ended October 31, 1999 and 1998 and the Statements of Cash Flows for the three and six months ended October 31, 1999 and 1998 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 1999 has been derived from the audited Balance Sheet included in the Company's April 30, 1999 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1999 Annual Report to Shareholders.

NOTE B:
For the periods presented comprehensive income is the same as net income.

NOTE C:
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE D:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company, PCI, and Photronics, Inc. for a total purchase price not to exceed $2 million in the aggregate. Pursuant to the Asset Purchase agreement, the Company increased the value of the equipment acquired by $211,821 for credit memos issued during the six-month period ended October 31, 1999.

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

                                                     Pro Forma Combined

                                                      Six Month period

                                                   Period Ended October 31
                                                   -----------------------


                                                    1999                 1998

                                                         (unaudited)



Revenues                                         $4,158,778          $3,151,966

Net income                                       $   99,315          $  229,674

Net income per share:

         Basic                                   $       04          $      .09

         Diluted                                 $      .03          $      .08



NOTE E:
For In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

NOTE F:
On November 12, 1999 the Company notified Global MAINTECH (GMC) that the license granted in the February 27, 1998 License and Asset Purchase Agreement was terminated. The reason for the termination was that GMC has not paid the Earn Out Payment within the required time. The termination of the license is controlled by section 10.3 of the License Agreement. Under this section, GMC can use the License Software, Modification and Marks until December 15, 1999. On November 15, 1999 ownership of the transferred assets has reverted to the Company. The Company and GMC are in discussions as how to transfer the assets in a way that both parties can support. Agreement as to how the software business continues and future liabilities is planned to be reached by December 31, 1999. As part of the agreement, it is expected that neither party will pay the other any significant amounts of cash.

NOTE G:
On October 24, 1997 the Company entered into a revolving credit agreement, a mortgage note, and an equipment note. This note was renewed for one year on October 20, 1999. There were no changes in the terms of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

Operations for the three months ended October 31, 1999 resulted in net sales of $2,157,000 compared to $1,171,000 for the same period last year or an 84% increase. The increase in sales is primarily due to an increase in Large Area Mask business, and an incremental increase in sales of $715,000 from the Colorado Springs facility.

The gross margin for the three months ended October 31, 1999 was 27%, compared to 37% for the same period last year. The $586,000 gross profit for the three months ended October 31, 1999 compares to $435,000 for the same period last year. The decrease in gross margin was caused primarily by increases associated with increasing capacity and continued growth. They were primarily increases in depreciation, maintenance costs, and process and material development.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended October 31, 1999 were $498,000 compared to $267,000 for the same period last year, an increase of $231,000 or 86%. S, G & A increased due to increases in selling and administrative costs related to the Colorado Springs facility and to an increase in personnel. The Company's interest expense for the three months ended October 31, 1999 was $48,000 compared to $42,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment in fiscal 1999.

The Company had net income of $64,000 for the three months ended October 31, 1999 compared to net income of $126,000 for the same period last year.

SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

Operations for the six months ended October 31, 1999 resulted in net sales of $4,004,000 compared to $2,147,000 for the same period last year or an 86% increase. The increase in sales is primarily due to an increase in Large Area Mask business and an incremental increase in sales of $1,321,000 from the Colorado Springs facility

The gross margin for the six months ended October 31, 1999 was 26%, compared to 33% for the same period last year. The $1,055,000 gross profit for the six months ended October 31, 1999 compares to $712,000 for the same period last year. The decrease in gross margin was caused primarily by increases associated with increasing capacity and continued growth. They were primarily increases in depreciation, maintenance costs, and process and material development

The Company's total selling, general and administrative (S, G & A) expenses for the six months ended October 31, 1999 were $993,000 compared to $486,000 for the same period last year, an increase of $507,000 or 104%. S, G & A increased due to increases in selling and administrative costs related to the Colorado Springs facility and to an increase in personnel. The Company's interest expense for the six months ended October 31, 1999 was $118,000 compared to $62,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment in fiscal 1999.

The Company had net income of $99,000 for the six months ended October 31, 1999 compared to net income of $164,000 for the same period last year.

Liquidity. The Company's cash flow provided by operations was $80,000 for the six months ended October 31, 1999, compared to $304,000 for the same period last year. The largest components of cash flow provided by operations for the six months ended October 31, 1999 were depreciation and amortization of $378,000, an increase in capital expenditures financed through the reduction of accounts receivable of $212,000, an increase in accounts receivable of $335,000, the increase in prepaids of $91,000 and the increase of current liabilities of $242,000. The largest component of cash flow provided by operations for the six months ended October 31, 1998 were depreciation and amortization of $148,000 and the decrease in inventories of $139,000.

Cash provided from planned operations and availability under the Company's revolving credit agreement is estimated to be sufficient to support the Company's expected cash needs for fiscal 2000.

Capital Resources. The Company's capital expenditures for equipment, automation and improvement opportunities in fiscal 2000 are expected to be approximately $2,000,000. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the company does not achieve its operations plan, and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flows provided by investing activities was $70,000 for the six months ended October 31, 1999. For the six months ended October 31, 1999, it consisted primarily of expenditures for capital equipment of $197,000 and a decrease accounts receivable-other of $267,000. Cash flows used in investing activities were $278,000 for the six months ended October 31, 1998, and it consisted of payments for capital expenditures of $386,000 partially offset by a decrease in other accounts receivable.

The Company's cash flows used in financing activities was $150,000 for the six months ended October 31, 1999 compared to cash flows provided by financing activities of $133,000 during the same period last year. Cash flows used in financing activities for the six months ended October 31, 1999 consisted of an increase in the revolving credit agreement of $212,000 partially offset by payments of $195,000 on long-term debt and principal payments on capital lease obligations and a $167,000 decrease in checks written in excess of bank balances. Cash flows provided by financing activities was $133,000 for the six months ended October 31, 1998. It consisted of proceeds of $256,000 from the placement of long-term debt partially offset by payments on long-term debt and principal payments on capital lease obligations of $42,000, and a decrease of $82,000 in the revolving credit agreement.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Year 2000 Compliance. The year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. As a result, in less than one month, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is dependent on computer processing in its business activities and the year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company does business. The failure of the Company's computer systems and/or third parties computer systems from unforeseen problems could have a material adverse effect on the Company's ability to conduct its business.

The Company has conducted a review of its computer systems to identify those areas that could be affected by the year 2000 problem. The review showed that the primary critical system with compliance problems is the Wang accounting system. The accounting system is considered critical because its failure could cause problems making timely reports of financial results. It is not considered critical operationally as billing, order entry, inventory control and scheduling are being run on year 2000 compliant systems. As of this date, the new accounting hardware and software has been installed. Full implementation of the accounting software is expected by December 31, 1999.

The review also showed that we have year 2000 issues with non-critical data preparation workstations. All are quite old and have been slated for replacement because of performance and obsolescence. In all cases existing maintenance contracts or already purchased upgrades cover the software and will be provided and installed by the manufacturers after the hardware has been delivered. We have purchased all the required workstations and the required Y2K compliant software has been received. These new stations will be running both vendor supplied and IGI software. The IGI software is already year 2000 compliant. Even without the new vendor software, year 2000 compliance will be achieved with the IGI new hardware systems. It is important to note that these secondary systems are not involved with key IGI business segments. Their main application is on printed circuit board applications.

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

The Company is continuing to work with its customers and suppliers to certify year 2000 compliance. In the event that a significant number of suppliers cannot, in a timely manner, provide the company with products and services because of the year 2000 issue, the Company's operating results could be materially affected.

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

PART 2 - OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Change in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              On October 5, 1999, Infinite Graphics Incorporated (the "Company") held an annual meeting of shareholders, and the persons nominated by management as listed in the Company's proxy statement dated September 9, 1999 (Clifford F. Stritch, Jr., Edwin F. Snyder, Durwood L. Airhart and Michael J. Evers) were elected to the Company's Board of Directors in a solicitation of proxies in accordance with Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition.

              By the affirmative vote of 1,252,915 shares and the negative vote of 33,868 shares with 100 abstentions, the shareholders of the Company approved the adoption by the Company of the 1999 Stock Option Plan as proposed in the Company's proxy statement dated September 9, 1999.

              No other matters were voted upon at the annual meeting.

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      27.1     Financial Data Schedule

              (b)     Reports on Form 8-K

                      During the quarter ended October 31, 1999, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 20, 1999                    By    /S/ Clifford F. Stritch, Jr.
                                           ----------------------------
                                           Clifford F. Stritch, Jr.
                                           Chief Executive Officer
                                           Chief Financial Officer

                                INDEX TO EXHIBITS



      EXHIBIT NO.                DESCRIPTION OF EXHIBIT              PAGE NO.
      -----------                ----------------------              --------

          27.1               Financial Data Schedule