Form 10QSB
period 2000-01-31
INFINITE GRAPHICS INC
filed 2000-03-21
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended January 31, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,802,575 common shares as of March 20, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                INFINITE GRAPHICS
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                   January 31, 2000         April 30, 1999
                                                                   ----------------         --------------
ASSETS
CURRENT ASSETS:
  Accounts receivable, less allowance for doubtful accounts
     of $198,900 and $117,900 respectively                             $   1,178,686         $   1,081,601
  Account receivable - other (Note F )                                       160,128               512,089
  Inventories                                                                467,438               515,704
  Prepaid expenses and other                                                 135,751               126,175
                                                                       -------------         -------------
          Total current assets                                             1,942,003             2,235,569

PROPERTY, PLANT, AND EQUIPMENT, NET                                        2,826,773             2,716,335

PURCHASED SOFTWARE, NET                                                       74,652                68,701

OTHER ASSETS                                                                 132,124                28,353
                                                                       -------------         -------------

TOTAL ASSETS                                                           $   4,975,552         $   5,048,958
                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks written in excess of bank balances                            $     180,951         $     205,108
  Revolving credit agreement                                                 269,134               252,655
  Trade accounts payable                                                     697,453               510,424
  Accrued salaries, wages, vacations, and employee withholdings              250,367               228,326
  Other accrued expenses                                                     565,783               256,026
  Current portion of long-term debt                                          118,757               112,467
  Current portion of capitalized lease obligations                           297,744               279,860
                                                                       -------------         -------------
          Total current liabilities                                        2,380,189             1,844,866

LONG-TERM DEBT, less current portion                                         675,232               765,041

CAPITALIZED LEASE OBLIGATIONS, less current portion                          855,437             1,089,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    issued and outstanding 2,802,575 and 2,802,575 respectively            4,181,697             4,181,697
  Accumulated deficit                                                     (3,117,003)           (2,832,562)
                                                                       -------------         -------------
          Total stockholders' equity                                       1,064,694             1,349,135
                                                                       -------------         -------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $   4,975,552         $   5,048,958
                                                                       =============         =============

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               THREE MONTH PERIOD               NINE MONTH PERIOD
                                                ENDED JANUARY 31                ENDED JANUARY 31
                                              2000            1999            2000            1999
                                           -----------     -----------    -----------     -----------
REVENUES:
  Net sales                                $ 1,695,819     $ 1,097,629    $ 5,699,734     $ 3,244,595
  Other income                                   3,776               0        158,639               0
                                           -----------     -----------    -----------     -----------
               Total revenues                1,699,595       1,097,629      5,858,373       3,244,595

COSTS AND EXPENSES:
  Costs of products sold                     1,232,107         822,969      4,181,087       2,257,864
  Selling, general and administrative          794,328         139,585      1,787,007         625,654
  Interest                                      56,916          55,119        174,720         117,447
                                           -----------     -----------    -----------     -----------
               Total costs and expenses      2,083,351       1,017,673      6,142,814       3,000,965
                                           -----------     -----------    -----------     -----------

NET (LOSS) INCOME                          $  (383,756)    $    79,956    $  (284,441)    $   243,630
                                           ===========     ===========    ===========     ===========



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                        2,802,575       2,752,575      2,802,575       2,698,030
                                           ===========     ===========    ===========     ===========
                Diluted                      2,802,575       2,874,029      2,802,575       2,785,491
                                           ===========     ===========    ===========     ===========


BASIC NET (LOSS) INCOME PER SHARE          $     (0.14)    $      0.03    $     (0.10)    $      0.09
                                           ===========     ===========    ===========     ===========

DILUTED NET (LOSS) INCOME PER SHARE        $     (0.14)    $      0.03    $     (0.10)    $      0.09
                                           ===========     ===========    ===========     ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                         Nine Month Period
                                                                         Ended January 31
                                                                       2000           1999
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $  (284,441)    $   243,630
  Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
    Depreciation and amortization                                      591,240         283,802
    Capital expenditures financed through the reduction
        of accounts receivable                                        (510,966)              0
    Changes in assets and liabilities:
      Accounts receivable                                              (97,085)         20,143
      Inventories                                                       48,266        (142,126)
      Prepaid expenses and other                                        (8,347)       (118,710)
      Accounts payable, accruals and other accrued expenses            518,827         139,402
                                                                   -----------     -----------
            Net cash provided by operating activities                  257,494         426,141


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            (196,663)       (454,794)
      Payment for acquisitions, net of liabilities assumed                  --        (375,000)
      Increase in Other Assets                                        (105,000)
      Decrease in accounts receivable-other                            351,961          17,321
                                                                   -----------     -----------
            Net cash provided by (used in) investing activities         50,298        (812,473)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks written in excess of bank balances            (24,157)
      Proceeds from issuance of debt                                                   499,552
      Increase in revolving credit agreement                            16,479          90,193
      Payments on long-term debt and capital lease obligations        (300,114)       (136,177)
                                                                   -----------     -----------
            Net cash used in financing activities                     (307,792)        453,568
                                                                   -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   --          67,236

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              --         195,984
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  --     $   263,220
                                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
    Stock options purchased with note receivable                                   $    30,938
    Equipment acquired by capital lease                                            $ 1,420,000

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of January 31, 2000 and the Statements of Operations for the three and nine month periods ended January 31, 2000 and 1999 and the Statements of Cash Flows for the three and nine months ended January 31, 2000 and 1999 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 1999 has been derived from the audited Balance Sheet included in the Company's April 30, 1999 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 1999 Annual Report to Shareholders.

NOTE B:
For the periods presented comprehensive (loss) income is the same as net (loss) income.

NOTE C:
Basic net (loss) income per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net (loss) income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE D:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company, PCI, and Photronics, Inc. for a total purchase price not to exceed $2 million in the aggregate. Pursuant to the Asset Purchase agreement, the Company increased the value of the equipment acquired by $510,966 for credit memos issued during the nine-month period ended January 31, 2000.

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

                                           Pro Forma Combined
                                           Nine Month
                                           Period Ended January 31
                                           -----------------------

                                           2000              1999

                                                (unaudited)



Revenues                                 $5,858,000       $4,899,000

Net (loss) income                        $ (284,000)      $  307,000

Net (loss) income per share:

             Basic                       $    (0.10)      $      .11

            Diluted                      $    (0.10)      $      .11



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

NOTE F:

On November 12, 1999 the Company notified Global Maintech (GMC) that the license granted in the February 27, 1998 License and Asset Purchase Agreement was terminated. The reason for the termination was that GMC has not paid the Earn Out Payment within the required time. The termination of the license is controlled by section 10.3 of the license agreement. Under this section, GMC could use the License Software, Modifications and Marks until December 15, 1999. The Company and GMC have had negotiations for IGI to assume certain assets and liabilities from GMC including the elimination of any future liability of each party. However, as of this filing date no definitive agreement has been reached. The Company is re-engaged in selling its' software.

NOTE G:

On October 24, 1997 the Company entered into a revolving credit agreement. This note was renewed for one year on October 20, 1999. There were no changes in the terms of the note.

As of January 31, 2000 the Company was not in compliance with certain covenants of the revolving credit agreement, mortgage note and equipment note. It has received a verbal waiver from these defaults from the bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

Operations for the three months ended January 31, 2000 resulted in net sales of $1,696,000 compared to $1,098,000 for the same period last year or an 54% increase. The increase in sales is primarily due to the acquisition of the Colorado facility.

The gross margin for the three months ended January 31, 2000 was 27%, compared to 25% for the same period last year. The $464,000 gross profit for the three months ended January 31, 2000 compares to $275,000 for the same period last year.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended January 31, 2000 were $794,000 compared to $140,000 for the same period last year, an increase of $654,000 or 467%. S, G & A increased due to increases in selling and administrative costs related to the Colorado Springs facility, an increase in personnel, and R & D activities. Our R & D expenditures are related to improving quality and reducing overall costs of manufacturing. The Company's interest expense for the three months ended January 31, 2000 was $57,000 compared to $55,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment in fiscal 1999.

The Company had a net loss of $384,000 for the three months ended January 31, 2000 compared to a net income of $80,000 for the same period last year. A strong but temporary late calendar year 1999 sales decline contributed to the net loss for the period. Also, the distraction of maximizing the earn-out and then canceling the license of the February 27, 1998 License and Asset purchase agreement with GMC also contributed to the decrease in sales.

NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1999

Operations for the nine months ended January 31, 2000 resulted in net sales of $5,700,000 compared to $3,245,000 for the same period last year or an 76% increase. The increase in sales is primarily due to the acquisition of the Colorado facility.

The gross margin for the nine months ended January 31, 2000 was 27%, compared to 30% for the same period last year. The $1,519,000 gross profit for the nine months ended January 31, 2000 compares to $987,000 for the same period last year. The increase in gross profit is primarily due to the increase in sales relating to the acquisition of the Colorado facility. The inability to reduce costs was the primary contributor to the decrease in gross margin as a percentage of sales.

The Company's total selling, general and administrative (S, G & A) expenses for the nine months ended January 31, 2000 were $1,787,000 compared to $626,000 for the same period last year, an increase of $1,161,000 or 185% increase. S, G & A increased due to increases in selling and administrative costs related to the Colorado Springs facility, an increase in personnel, and new R & D efforts. Our R & D expenditures are related to improving quality and reducing overall costs of manufacturing. The Company's interest expense for the nine months ended January 31, 2000 was $175,000 compared to $117,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment in fiscal 1999.

The Company had a net loss of $284,000 for the nine months ended January 31, 2000 compared to net income of $244,000 for the same period last year. A temporary late calendar year 1999 sales decline slow down contributed to the net loss for the year. The distraction of maximizing the earn-out and then canceling the license of the February 27, 1998 License and Asset purchase agreement with GMC also contributed to the decrease in sales.

LIQUIDITY. The Company's cash flow provided by operations was $257,000 for the nine months ended January 31, 2000, compared to $426,000 for the same period last year. The largest components of cash flow provided by operations for the nine months ended January 31, 2000 were depreciation and amortization of $591,000, an increase in accounts payable and accrued expenses of $519,000, partially offset by capital expenditures financed through a reduction of accounts receivable of $511,000 and the net loss of $284,000. The largest component of cash flow from operations for the nine months ended January 31, 1999 were net income of $244,000 and depreciation and amortization of $284,000.

A strong but temporary decline in sales late in this three-month period has caused short-term liquidity problems. Strong sales have resumed in the fourth quarter and management believes that the cash provided from planned operations and availability under the Company's revolving credit agreement is estimated to be sufficient to support the Company's expected cash needs for fiscal 2000.

CAPITAL RESOURCES. The Company's capital expenditures for equipment, automation and improvement opportunities in fiscal 2000 are expected to be in excess of $1,000,000. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth.

The Company's cash flows provided by investing activities was $50,000 for the nine months ended January 31, 2000. For the nine months ended January 31, 2000, consisted primarily of expenditures for capital equipment of $197,000, a decrease of other receivables of $352,000, partially offset by an increase in other assets of $105,000. Cash flows used in investing activities were $812,000 for the nine months ended January 31, 1999. It consisted of payments for capital expenditures of $455,000 and payments for acquisitions of $375,000.

The Company's cash flows used in financing activities was $308,000 for the nine months ended January 31, 2000 compared to cash flows provided by financing activities of $454,000 during the same period last year. Cash flows used in financing activities for the nine months ended January 31, 2000 consisted of payments of $300,000 on long-term debt and principal payments on capital lease obligations and a $24,000 decrease in checks written in excess of bank balances partially offset by an increase in the revolving credit agreement of $16,000. Cash flows provided by financing activities for the nine months ended January 31, 1999 consisted of proceeds of $500,000 from the placement of long-term debt and an increase in the revolving credit agreement of $90,000 partially offset by payments on long-term debt and principal payments on capital lease obligations of $136,000.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Year 2000 Compliance. The year 2000 issue focuses on whether computer systems will properly recognize date-sensitive information in the year 2000 and beyond. Many installed computer systems and software products are coded to accept only two digit entries in the date code field.

These code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly. As of March 20, 2000, the Company has not experienced and does not expect to experience any significant problems with the transition to the year 2000. Further, as of March 20, 2000, the Company has not experienced any operating problems or product failures as a result of Year 2000 issues with its vendors, service providers or customers. All significant aspects of the Company's Year 2000 plan have been completed by this filing.

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

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matter to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    27.1      Financial Data Schedule

          (b)       Reports on Form 8-K

                    During the quarter ended January 31, 2000, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 21, 2000                         By  /S/ Clifford F. Stritch, Jr.
                                           ----------------------------
                                           Clifford F. Stritch, Jr.
                                           Chief Executive Officer

                                INDEX TO EXHIBITS



  EXHIBIT NO.            DESCRIPTION OF EXHIBIT                       PAGE NO.
  -----------            ----------------------                       --------

     27.1                Financial Data Schedule