Form 10KSB
period 2000-04-30
INFINITE GRAPHICS INC
filed 2000-09-01
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended      Commission File No.
                    APRIL 30, 2000                  0-13042

                         INFINITE GRAPHICS INCORPORATED
                 (Name of Small Business Issuer in its Charter)

                   MINNESOTA                               41-0956693
(State or other jurisdiction of Incorporation  (IRS Employer Identification No.)
               or Organization)

    4611 EAST LAKE STREET, MINNEAPOLIS, MN                   55406
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [__].

         Registrant's revenues for fiscal year ended April 30, 2000: $8,078,601

         Aggregate market value of voting stock held by non-affiliates of registrant as of July 31, 2000: Approximately $4,767,746 (based on the average of the high bid and asked prices ($2.562) on July 31, 2000. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting all such persons are affiliates for other purposes).

         Number of shares outstanding as of July 31, 2000: 3,024,797 shares of Common Stock, no par value.

         Documents incorporated by reference: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         Infinite Graphics Incorporated ("IGI" or the "Company") primarily manufactures and services phototools. Phototools are film, glass or quartz substrates containing images of electronic circuits that are used as masters - similar to negatives in a photographic type process. Phototools are used primarily in the manufacture of precise electronic circuits used for circuit boards, semiconductors, flat panel displays or other electronic equipment. Those phototools specifically on glass or quartz are called "photomasks". Creation of a phototool begins when the Company receives a digital image created by its customer. This digital image is electronically transmitted to the Company mainly through the Internet. The Company further processes the data, precisely positions and transfers the image onto a high-quality substrate containing a photoemulsion or photoresist coating. The photoimage produced is used by the Company's customers as a master used during their manufacturing process. The Company has developed several proprietary technologies to provide a wide variety of electronic image formats, precisely reproduce the images and promptly ship the finished phototool to the customer on a custom order basis. In addition to its phototools product line, the Company also sells its proprietary image processing software, laser imaging equipment and related materials to its customers, making IGI a full service precision graphics solution.

Prior to the fourth quarter of Fiscal Year 1998 the Company operated two divisions focusing on distinct but related business segments. The divisions were: Engineering Services and Software. During February of 1998 the Company entered into an agreement to sell or license most of the assets of the Software Division. In December 1999 the Company terminated all rights under the license agreement and started selling and developing software as a support product to its phototooling customers.

INDUSTRY BACKGROUND

         Historically, phototools were generally designed and manufactured internally by various electronic manufacturers in "captive" (produced by the manufacturer) production facilities. Since the mid-1980's, however, the market for "merchant" (produced for sale to the manufacturer) phototool manufacturers has grown. The Company estimates that the merchant phototooling industry worldwide to be well in excess of $5 billion in 1999. As a result of a number of factors, including the increasing complexity and pace of technological change in the phototool industry, the emergence of reliable merchant phototool manufacturers, and a trend by manufacturers to focus capital resources on core business, a number of manufacturers have divested their captive phototool operations and chosen to rely on merchant phototool manufacturers for their phototool and photomask needs.

         The phototool industry is generally comprised of three major market segments: (1) Film phototools, (2) Large Area Masks (LAM) and (3) Integrated Circuit (IC) Photomasks. These three market segments of the industry can also be viewed as a function of the geometries they support. Generally, the Film Phototools market segment produced phototools with features larger than 100 microns. LAM applications begin at about 100 microns and run down to 2 to 5 microns. IC Photomasks typically start below 5 microns and run down to less than
0.25 microns. The following chart explains each of the phototool industry market segments, the size of the phototool, the make-up of the phototool, and their intended uses:


MARKET SEGMENT      SIZE                         SUBSTANCE                APPLICATION
--------------      ----                         ---------                -----------
Film Phototools     Over 100 microns             Film                     Printed Circuit Board,
                                                                          Flexible Circuit Boards,
                                                                          Flat Panel Display
                                                                          Photochemical Milling

LAM                 2 microns to 100 microns     Normally glass,          Photochemical Milling,
                                                 Some quartz              Various ICs,
                                                                          Flat Panel Display,
                                                                          Flexible Circuit Boards,
                                                                          IC Packaging, and others


IC Photomasks       Sub micron                   Normally quartz, some    Semiconductors, and
                                                 glass                    others

        Still another way to view these market segments is by substrate size/type. Generally, Film Phototooling is produced using film with a silver-halide emulsion coating on it. Its sizes may be quite large. LAM's are normally produced using soda-lime glass with silver-halide emulsion coating or photosensitive resist coating. Generally, LAM substrates are 9 inches by 9 inches and larger. Lastly, IC Photomasks are usually produced using quartz substrates with photosensitive resist coatings. They commonly range in size, up to approximately 8 inches.

        The trends with respect to whether a market segment is becoming more "merchant" or "captive" vary within each category as well. The Company believes that the Film Phototooling element is become increasingly captive. The processes and equipment readily support this. The IC Photomask element, however, is trending towards merchant. Companies are outsourcing because of the extreme expense associated with new IC Photomask requirements. The Company believes that currently there is no clear trend in the LAM market segment. The key issue is that the market segments that require LAM are projected to grow substantially over the next several years.

MARKETS

         The Company has focused its precision graphics technologies towards the LAM and Film markets and does not compete in the IC Photomask submicron market. The total market size for LAM is comprised of both merchant and captive. The Company is a merchant supplier in that it produces photomasks and Glass Products on a custom order basis for others. The Company estimates that the total merchant market value for Large Area Mask (LAM) today is approximately $25 million domestically today and $250 million worldwide. By the year-end 2005, the Company believes that this total will grow to approximately $250 million domestically and $1.2 billion worldwide.

        The Company currently maintains production facilities throughout the United States to service customer applications, primarily semiconductor packaging, printed wiring board ("PWB"), photochemical milling, flat panel display ("FPD"), high density interconnect ("HDI"), flexible circuit boards ("FPD") and electronic equipment manufacturing markets. The Company is in the process of expanding in Asia in order to penetrate that large potential market. Approximately 95% of the Company's revenue is derived from the custom manufacture of phototools and photomasks for these markets. Within these two market segments, the Company services a variety of customers for applications such as:

SEMICONDUCTOR PACKAGING

         In the strictest sense, an integrated circuit is simply a silicon die, which has been processed and is awaiting connection with an electronic circuit. All integrated circuits require some type of external electrical connection in order to function. Historically, the packaged IC has consisted of a lead-frame, very small wires connecting the die to the lead-frame and a plastic or ceramic coating. The Company's primary activity in the older style package has been in producing phototools for the production of lead-frames. The past several years have seen packaging technology, for semiconductors, shift from ceramic to organic material and lead-style change from perimeter to area grid array. The net result is that semiconductor packages are becoming PWB-like with increasingly challenging requirements for small feature size and narrow line widths and spacing. The current standard technology for area-grid array packaging involves 1.27mm pitch dimensions. The immediate future will see .8mm become the standard. The Company's technology is essential for .8mm pitch applications. Area Grid Array packages are projected to have compound annual growth rates in the range of 20% to 80% depending on the style. The Company is currently very active in supplying phototooling to this market segment. Of special interest to the Company are flip chip styles.

PRINTED WIRING BOARD (PWB)

         The PWB market segment is quite large and diverse. Company research estimates that sales worldwide in 1999 were $35 billion, with 54% controlled by the United States and Japan. By 2005, we estimate the worldwide market to be somewhere near $49 billion. The shares by country will be adjusted to include mainland Asia at 26%, the United States at 22% and Japan at 32%. In general the overall growth rate within the industry is currently and is projected to remain modest in the 4% to 6% range. Domestically, the growth will slow to 2% to 3%. The domestic PWB industry is continuing to undergo consolidation and, consequently, the number of facilities is expected to drop from approximately 650 in 1999 to 400 by 2003. Concurrently, the fraction of total PWB production furnished by merchant suppliers is expected to climb to over 90% in the next few years.

SEMICONDUCTOR (IC)

         Based on Company research, the current semiconductor market of about $144 billion is projected to grow by 54% to $244 billion by the year 2003. Further, double-digit growth should see the market approaching $300 billion by the year 2005. The semiconductor market can be segmented a number of different ways. The market segments focused on by the Company include the Ball Grid Array
(BGA) market segment and the Chip Scale (CSP) market segment. It is the Company's belief that the current sales levels of BGA and CSP are $3.6 billion and are projected to grow to $12 billion by 2003. Continued high levels of growth are expected in these styles from 2003 forward. The associated CSP unit volumes are ramping from 154 million units in 1998 to 4.4 billion by 2003.

PHOTOCHEMICAL MILLING

         This process, also known as Photo Etching, Photo Chemical Machining, Photofabrication and Chemical Blanking, plays a valuable role worldwide in the production of precision parts and decorative items, mainly sheets and foils. Such products include: color television masks, integrated circuit board frames, surface mount paste screens, heat ladders, plates, and sinks, optical attenuators, choppers and encoder disks, grills, grids, sieves, and meshes, washers, shims and gaskets, jewelry, decorative ornaments, and signs, plaques and nameplates. The Company believes that its revenues in the area of Photochemical Milling will either remain constant or gradually increase over the next several years.

FLAT PANEL DISPLAY (FPD)

         According to Company research, the worldwide sales for the FPD industry were $18.5 billion in 1999, a 65% increase over 1998. Active Matrix LCD or "TFT" versions rose 97% to $13.6 billion with Large-Area LCD shipments growing 62% to
22.7 million units. The Company believes that this market will grow at a compound annual growth rate (CAGR) of 25% through 2005. The bulk of this business growth has occurred outside of the United States. The Company estimates that 85% of total FPD production occurs in Asia.

         The Company is active in the U. S. market and is doing business with a number of key producers. Additionally, the Company has been awarded a $1.5 million contract from the United States Display Consortium

(USDC) to improve processes and equipment for the making of photomasks. This contract will match the Company's spending up to $850,000.

ELECTRONIC EQUIPMENT MANUFACTURING

         The members of the National Electrical Equipment Manufacturers (NEMA) account for a major percentage of the manufacturers in the U.S. According to their 1999 industry statistics, their members generated in excess of $82 billion in sales. The products produced by NEMA members are quite diverse, and they offer many opportunities for IGI to sell phototools. Much of the business conducted by the Company is with vendors to NEMA members. The share of Company business from this market segment was 9% in fiscal year 2000. The percentage of business is not expected to grow and may decline slightly over the next few years.

STRATEGY

         The Company is the leading LAM supplier in the United States. It is planning to leverage this position of leadership to expand its business internationally. The Company's objective is to become a leading supplier of LAM phototools worldwide, by providing excellent service and the most advanced technology to its customers.

         Historically, the Company has competed in the high-end film phototooling market in the PWB, Photochemical Milling, Flat Panel Display and Semiconductor Packaging market segments. Over the past several years the ability of film phototools to meet the needs of these market segments has been compromised for a variety of technical reasons, including stability and layer-to-layer registration tolerances. The Company believes that the growing need for finer features and more accuracy will continue and will require an increasing use of glass photomasks that are within the current capability of the Company to produce.

PRODUCTS

         The following Products are offered by the Company.

Large Area Masks

         Large Area Masks ("LAM") are produced on glass substrates rather than film which are generally 9 inches by 9 inches or larger. They are ordered when the customer has requirements for longer phototool life, higher accuracy and/or greater dimensional stability. They are generally called for when line width and spacing is below 100 microns. These LAM photomasks are required in many applications in Semiconductor Packaging, Integrated Circuit (IC) production, and Flat Panel Display (FPD) production.

Film Phototooling

         Film Phototooling is generally used by customers who need feature line width and spacing accuracy above 100 microns. Film phototooling consists of an image applied to a silver halide photosensitive coating applied to a polyester-type substrate (similar to regular film). It is widely used in the standard tolerance Printed Wiring Board (PWB) industry.

         The Company creates all of its phototool and photomask products on a real-time basis and has built its manufacturing operations to quickly reproduce an image onto a tool and promptly ship the phototool back to the customer. Upon receipt of an electronic file containing the precise graphical image, the Company reproduces that image, typically by using a laser imager, onto a piece of glass, quartz or film, creating the phototool or photomask. The tool is then shipped back to the customer for use as a manufacturing master in a variety of processes to further reproduce the precision graphic image on metal, glass, plastic or other material that has been photochemically sensitized. The customer's manufacturing processes may involve chemical etching, electroplating, or some other process to create a final product from the master phototool or master photomask.

         Occasionally, the Company is asked to produce directly written substrates, which are not phototools. The process involved is known as Laser Direct Imaging (LDI). The plates thus produced are used directly by the customer as components not phototools.

         The precision graphic images produced are frequently that of an electronic circuit and are used to produce copper-based circuit boards or packages for integrated circuits. The images may also be used to manufacture integrated circuit chips, photo-chemically etched and plated parts, scales or liquid crystal displays ("LCD") and other flat panel displays. Other precision graphic services provided by the Company involve the production of film or glass photographic images or images in digital form. The customer may then use the digital data to produce its own phototools.

Glass Products

         Glass Products are similar to phototools in that the production process is similar. However, rather than being used to create a product in a lithographic process, they are actually a product themselves. Examples are scales, grids, encoder disks and sensor windows. Customers range from encoder manufacturers, medical equipment produced to military hardware suppliers.

         The Company also uses its photomask capabilities to manufacture precision graphical products, which a customer would use as a component part, not as a phototool. The Company refers to these as "Glass Products". These products include precision rulers and grids, and other items produced to a customer's specifications, such as reticules and graphics which are a system of lines, dots, cross-hairs, or wires in the focus of the eyepiece of an optical instrument, or glass rings called encoder disks, used in the assembly of high precision machines such as CAT scanners and laser gyro-directional services. In contrast to its precision graphic imaging services, the Company's Glass Products are often mass-produced by the Company for direct installation by the customer into the customer's product.

Support Products

         In addition to the above products, the Company markets and services an array of support products, including laser photoplotters and imagers, CAD/CAM software and other support products. Along with offering revenue-increasing opportunities, these support products augment the ability of the Company to conduct business with customer classes normally not previously accessible to the Company.

Image Processing Software

         The Company designs and markets software to all its market segments. It is used to analyze manufacturability, edit, enhance as well as generate the precision graphics data needed to create phototooling and support various production processes such as automatic optical inspection and drilling.

Laser Imaging Equipment

         The Company is currently a commission sales representative of two direct write types of imagers and one drum-style film plotter. The Company has secured the rights to represent Heidelberg Instruments DWL series imagers in North America. Because the Company uses Heidelberg Imagers in its service bureaus, it is very familiar with the operating characteristics of these pieces of equipment. The Company began representing the Heidelberg line during fiscal year 1999 for which it is paid a commission. The Company sold three systems in the first year.

         Beginning in 2001, the Company has entered into an original equipment manufacturer (OEM) agreement to have a specially designed imager manufactured for resale worldwide under its own name. The model is designed the IGI 2100 and offers much shorter exposure times and less flexibility than the Heidelberg systems.

         One major benefit of marketing these direct write types of imagers is that the Company has an opportunity not only to generate additional revenues, but also be a total solution provider in the photomask arena. In the past when a customer decided to bring business in-house, the Company simply saw sales disappear or drop to very low levels. Now the Company can sell equipment and supplies to its customers and secure an on-going relationship.

CUSTOMERS

         The Company's primary customers are generally manufacturers of Semiconductor Packaging, Printed Wiring Boards (PWB), Semiconductors (IC), Photochemical Milling, Flat Panel Displays (FPD), Electronic Equipment Manufacturers and other products. The phototooling services of the Company are more frequently requested because of the increased need for precise dimensional control and excellent image quality. In addition, customers appear to be unwilling or unable to produce the desired graphics themselves.

         The Company provides custom precision graphics and circuit board design services to approximately 425 customers during fiscal year 2000 and approximately 400 in fiscal year 1999. While during fiscal year 1999 one customer of the Company accounted for fourteen percent of the Company's sales, the situation changed in fiscal year 2000. Three customers account for approximately 35% of the Company's business. The Company expects that business will become concentrated in fewer and larger accounts in the future.

SOURCES OF SUPPLY

         The Company believes nearly all of the supplies and equipment used in its precision graphics business are readily available from a number of sources, except for the photosensitive glass and certain photoplotting instruments discussed herein where replacement items are available, but at a higher cost and greater lead time. During fiscal year 2000, the Company continued to receive photosensitive glass from Eastman Kodak, Ulcoat and certain other suppliers. However, this glass is not supplied to the Company pursuant to any written agreements between the suppliers and the Company. If the supplier ceases to provide the Company with such glass, the Company would have to pay higher raw material prices for higher quality materials from an alternative source that is available to the Company. In addition, during fiscal year 2000, the Company continued to rely upon Heidelberg Instruments, GmbH, Cymbolic Sciences, Orbotech, Inc. and others to provide spare parts to repair and support the photoplotting instruments purchased from them and used by the Company. The Company also relies on other limited vendors for its iron oxide and chrome glass blanks. Although the Company presently has no reason to believe that the loss of any of these sources of supply will occur, the loss of any such source of supply could adversely affect the Company's business.

COMPETITION

         Within each of the product categories offered by the Company competition exists.

         In the Film Phototool area, there are approximately 25 companies in the United States which offer the same general services. The major differences between the Company and its competitors are based on capabilities of photoplotting equipment, programmers dedicated to automating work flows, and partnering with our customers through installation of automation software which increases efficiencies, quality and fast delivery. Based on these differences, the Company can enjoy certain competitive advantages, such as equipment, programmers, etc.; however, it is possible that several competitors could acquire similar equipment, eliminating the Company's competitive advantage in photoplotting.

         The LAM portion of the Company's precision graphics business faces a minimum of six competitors in the United States and many times that number internationally. Only one or two of these competitors is totally focused into the market and some are located near their customers and therefore hold a competitive advantage. Major U.S. direct imaging competitors include:

         Advance Reprographic, Inc.      Film Phototools, LAM, IC Masks
         Image Technology                Bump Masks, IC Masks
         Photosciences                   IC Masks, Glass Products
         IMT                             LAM, Glass Products

         The Glass Products market segment generally involves very diverse competition, which includes internal capability at a customer, as well as other merchant service bureaus. All of the glass products are customer designed. The Company does not have a proprietary line of glass products. The Company does, however, believe that it is better able to produce artwork at the quality levels and precision demanded by new applications than existing in-house capability.

EQUIPMENT AND PRODUCTION

         In order to produce its precision graphics, the Company uses various proprietary Company-developed software products, as well as hardware and software developed by third parties. Using Computer Aided Design ("CAD") and Computer Aided Manufacturing ("CAM") systems, a customer's data file is manipulated and modified to the customer's manufacturing panel specifications. The updated data file information is then input into an imaging device, such as an ink plotter, or more commonly for higher precision graphics, a laser device.

         A laser-imaging device is a highly stable platform upon which film or glass is placed. The motion of the light and/or platform is controlled by information stored on the disk produced on the Company's CAM system. The Company owns or leases a number of photoplotting devices. These photoplotters include:
Cymbolic Science Fire 9000 laser photoplotters; Orbotech 5008 imaging systems; Heidelberg Direct Laser Imagers; Texas Instruments Laser Pattern Generators; and a Large Area Stepper. The Company also owns photographic equipment used in photo reproduction, film processors, step and repeat equipment, custom equipment, and various other photographic, measuring and computer equipment.

EXPANSION INTO ASIA

         To develop our presence in Asia, the Company is in the process of negotiating an agreement with a long-time Asian associate with the purpose of creating an entity to operate a LAM facility in Singapore. The Company believes that leveraging strategic relationships with some key companies in the same industry will help the Company achieve several of its goals and objectives. As the Company's customers become global, the Company will follow them into those markets and go to where the business is.

ENVIRONMENTAL COMPLIANCE

         As part of the manufacturing of the phototools and photomasks, the Company's operations and use of real property are subject to various environmental laws and regulations that govern, among other things, the discharge of pollutants into the air and water and the handling, use, storage, disposal and clean up of solid and hazardous wastes (including chrome, ammonia and related emissions). Compliance with such laws and regulations requires that the Company incur capital expenditures and operating costs in connection with its ongoing operations. In addition, such laws and regulations may impose liabilities on owners and operators of businesses and real property without regard to fault, and such liabilities may be joint and several with other parties. More stringent environmental laws and regulations may be enacted in the future which may require us to expend additional amounts on environmental compliance or may require modifications in our operations.

         In early 2000, Hennepin County completed a complete environmental review in which it was concluded that the Company was in complete compliance with federal, state and local requirements with regard to the handling, use, storage, disposal and clean up of solid and hazardous wastes. The Company believes it is in compliance with such requirements with regard to the other facilities. The Company currently has no plans to make additional significant capital expenditures for environmental control facilities.

EMPLOYMENT

         The Company has 74 employees, 69 of which are full-time and 5 of which are part-time, as of June 30, 2000 The number of employees is expected to vary during fiscal 2001 depending upon the Company's efforts to automate and expand. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY.

                  (a) Location of Principal Plants and Property; Description of Real Estate and Operating Data.

         The Company substantially utilizes the following facilities and believes they are suitable for its needs.

                                                      Approx. Square
Location                Purpose                          Footage           Terms
--------                -------                          -------           -----

4611 East Lake St.      Service operations                9,200             (1)
Minneapolis, MN

4621 East Lake St.      Administration and sales          5,000             (2)
Minneapolis, MN

8 Industrial Way        Service operations and sales      2,500             (3)
Salem, NH

815 N. Wooten Road      Service operations and sales     27,000             (4)
Colorado Springs, CO

549 Route B             Service operations                1,300             (5)
Hallsville, MO


(1) Mortgage note between the Company and Riverside Bank for the 4611 East Lake St. facility. The mortgage note is effective as of October 24, 1997 and has an original principal balance of $250,000. The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. Interest on the mortgage note is at Riverside Bank's reference rate plus 2 percent (currently 11%). The current monthly principal and interest payments are $3,385.85. The mortgage note matures on October 15, 2000.

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

(3) Lease between the Company and Harold J. Brooks, a real estate developer who owns the property in which the Company's New Hampshire operation is located. The lease on this property expired on December 31, 1997. Currently, the Company is a month-to-month, at-will tenant of this property and pays a monthly rent of $1,302.

(4) Lease between the Company and Homburg Holdings (CO) Inc., a Colorado corporation, for the facility. The current lease term is for five years, expiring on January 31, 2002. The basic rent is currently $96,000 per year payable in monthly installments of $8,000.

(5) Lease between the Company and TOWNSQUARE L.L.C., a Missouri Limited Liability Corporation, for the facility. The current lease term is 38 months, expiring January 31, 2001, but is automatically renewable for three successive terms of one year each. The basic rent is $2,700 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "INFG." At June 30, 2000, the number of record holders of the Company's common stock was 193. The following table sets forth the range of high bid and low bid quotations for each quarter of the fiscal years ended April 30, 2000 and April 30, 1999. These quotations are from the over-the-counter market and reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.


                    Year Ended April 30, 2000         Year Ended April 30, 1999
                    -------------------------         -------------------------

Quarter Ended       High Bid          Low Bid         High Bid          Low Bid
-------------       --------          -------         --------          -------

July 31              $ 2.38            $ 1.70          $ 0.88           $ 0.63

October 31           $ 2.50            $ 1.88          $ 0.88           $ 0.63

January 31           $ 2.31            $ 1.87          $ 1.31           $ 0.63

April 30             $ 3.06            $ 1.94          $ 1.88           $ 1.63


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

         As of April 30, 1999, Edwin F. Snyder, the Company's Executive Vice President, exercised outstanding options to purchase 50,000 shares of common stock of the Company for a per share exercise price of $.28125 per share. The $14,062.50 in proceeds received by the Company from such exercise was used for general working capital purposes. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated thereunder.

         As of June 21, 2000, Touch Future Technology Ltd. purchased 222,222 shares of common stock of the Company for a per share purchase price of $2.25 per share. The $499,999.50 in proceeds received by the Company from the sale was used for general working capital purposes. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SECURITIES LITIGATION REFORM ACT

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

         On November 12, 1999 the Company notified Global MAINTECH Corporation
(GMC) that the license granted in the February 27, 1998 license and asset purchase agreement was terminated for failure to pay the Earn Out Payment within the required time. The Company began selling software as part of its precision graphics business in February 2000. In May 2000, GMC terminated all their employees related to software licensed from the Company. The Company hired certain of these GMC employees and is now continuing to sell software as part of its precision graphics business. A strategy of the Company is to continue selling software primarily to enhance and increase its position in the LAM marketplace.

         On, June 27, 2000, the Company announced that it is partnering in a $1.5 million project to evaluate, research, develop or purchase state-of-the-art systems to clean, repair and inspect Large Area Masks (LAM). The project also includes research and development of enhancements in LAM inspection and cleaning.

         On June 21, 2000, the Company completed a private placement of 222,222 shares at $2.25 per share for $500,000 that will help the Company with its planned business growth.

         Currently, the Company is in the process of negotiating an agreement with a long-time Asian associate with the purpose of creating an entity to operate a LAM facility in Singapore and move into the Far East LAM market. This effort will focus on the exploding growth in the LAM marketplace that is primarily happening in the Far East marketplace.

         On August 1, 2000, the Company entered into an agreement to sell its film phototool facility in Irving, CA effective August 3, 2000. The film location is not within the Company's growth plan of production of LAM Glass Photomasks. We expect to close in September on this transaction and no loss is expected from the transaction.

RESULTS OF OPERATIONS

         Net sales were $7,974,000 in fiscal year 2000, an increase of $2,982,000 or 60% when compared to net sales of $4,992,000 in fiscal year 1999. The increase in sales is primarily due to our entering into the LAM marketplace, the growth of the LAM marketplace, the acquisition of the Colorado Springs facility in the last quarter of fiscal year 1999, and our beginning to sell software. Our sales generated through our Colorado Springs facility totaled $2,700,000 in fiscal 2000, an increase of $2,130,000 from fiscal 1999. Our software sales generated $187,000, as a result of the Company's re-entry into the software business in fiscal year 2000. Our other income in fiscal 2000 was derived wholly from commissions from sales of Laser Imagers. The fiscal year 1999 other income was derived from $105,000 from commissions from sales of Laser Imagers and $109,600 for services provided to GMC.

         The gross margin in fiscal year 2000 was 28%, compared to 31% in fiscal year 1999. The decrease in gross margin is due to very slow third quarter sales and the inability to reduce direct costs. The $2,333,000 gross profit for fiscal year 2000 compares to $1,553,000 for fiscal year 1999. Total gross profit increased $780,000, or 50% for fiscal 2000. This increase in gross profit was attributable to higher sales.

         The Company's total selling, general and administrative (S, G & A) expenses increased by $781,000, or 53%, in fiscal year 2000 due to increases in selling and administrative costs related to the Colorado Springs acquisition and to an increase in personnel. Total S, G & A expenses as a percentage of sales were 28% and 29% for fiscal 2000 and 1999, respectively.

         The Company's interest expense was $245,000 in fiscal year 2000 and $188,000 in fiscal year 1999. The increase in interest expense during fiscal year 2000 when compared to fiscal year 1999 is primarily due to increased borrowing on the revolving line of credit and slightly higher interest rates.

         LIQUIDITY. The Company had negative working capital of $633,000 as of April 30, 2000 and positive working capital of $391,000 as of April 30, 1999. In addition, the Company had $444,000 available on its revolving credit agreement at April 30, 2000. The Company's cash flow from operations was $516,000 for the year ended April 30, 2000 compared with $11,000 for the same period last year. The increase in cash flow from operations is primarily due to an increase in accounts payable and accrued expenses.

In fiscal year 2000, the Company invested cash of $390,000 in capital equipment. Additional capital equipment was financed through accounts payable. The decline in working capital is partially attributable to a temporary decline in sales in November and December, 1999, that caused short-term liquidity problems, however strong sales resumed in the fourth quarter, and have continued in the 2001 fiscal year. An equity investment of $500,000 was received in June 2000 and management believes that the cash provided from planned operations and availability under the Company's revolving credit agreement is will be sufficient to support the Company's expected cash needs for current operations for fiscal year 2001. The Company has a revolving credit agreement, at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable, up to $750,000. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may not be able to expand its investment into new operations beyond 2001.

         CAPITAL RESOURCES. The Company's capital expenditure for equipment and improvements, including capital leases and accounts payable, was $1,105,000 in fiscal year 2000 and $2,384,000 in fiscal year 1999. In addition we are planning a capital investment with a business partner in an entity to operate a LAM facility in Singapore in the second quarter of fiscal year 2001. While this specific expansion will go forward with our current capital resources, additional growth and expansions beyond 2001 will be restricted if additional financing is not obtained in 2001. This is partly due to the extended lead-time required for capital equipment.

         The Company's cash flow provided from investing activities were $122,000 in fiscal year 2000. In fiscal year 2000, cash used in investing activities consisted primarily of expenditures for capital equipment of $390,000. Capital expenditures for equipment, automation and improvement opportunities in fiscal year 2001, including a capital investment with a business partner in an entity to operate a LAM facility in Singapore, are expected to be in excess of $1,500,000. The Company anticipates that financing for such expenditures will be derived from planned operations, leases and obtaining additional debt and/or equity financing. If the Company does not achieve its operations plan and additional financing is not obtained, it will restrict planned business growth into the future.

Cash flows used in financing activities were $551,000 for fiscal year 2000. This use of cash included the payment of capital leases and long-term debt of $399,000 and the decrease in checks written in excess of bank balances.

FOREIGN CURRENCY TRANSACTIONS

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. However, as we enter the Pacific Rim for new business, including but not exclusively through our new planned business expansion, and acquire raw materials and capital equipment for both foreign locations and domestic, we may be subject to gains or losses from foreign currency fluctuations.

INFLATION

         Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than April 30, 2001. Management has not yet determined the effects SAB No. 101 will have on the Company's financial position or the results of its operations.

ITEM 7. FINANCIAL STATEMENTS.


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Infinite Graphics Incorporated
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Infinite Graphics Incorporated (the Company) as of April 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
August 24, 2000

INFINITE GRAPHICS INCORPORATED

BALANCE SHEETS
APRIL 30, 2000 AND 1999

-------------------------------------------------------------------------------------------------
                                                                        2000             1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $     87,165
   Accounts receivable, less allowance for doubtful accounts of
     $175,000 and $117,900, respectively                               1,278,366     $  1,081,601
   Account receivable - other (Note 3)                                                    512,089
   Inventories (Note 4)                                                  520,449          515,704
   Prepaid expenses and other                                            181,598          126,175
                                                                    ------------     ------------
           Total current assets                                        2,067,578        2,235,569

PROPERTY, PLANT, AND EQUIPMENT, net (Note 5)                           2,915,556        2,716,335

PURCHASED SOFTWARE, less accumulated amortization
   of $219,448 and $180,516, respectively                                152,526           68,701

OTHER ASSETS                                                              25,044           28,353
                                                                    ------------     ------------
                                                                    $  5,160,704     $  5,048,958
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Checks written in excess of bank balances                                         $    205,108
   Revolving credit agreement (Note 6)                              $    305,559          252,655
   Trade accounts payable                                              1,038,294          510,424
   Accrued salaries, wages, vacations, and employee withholdings         305,270          228,326
   Other accrued expenses                                                425,525          256,026
   Current portion of long-term debt (Note 6)                            321,912          112,467
   Current portion of capitalized lease obligations (Note 7)             303,935          279,860
                                                                    ------------     ------------
           Total current liabilities                                   2,700,495        1,844,866

LONG-TERM DEBT, less current portion (Note 6)                            486,511          765,041

CAPITALIZED LEASE OBLIGATIONS, less current portion (Note 7)             778,363        1,089,916

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
   Common stock, no par value; authorized 10,000,000 shares,
     issued and outstanding 2,802,575 shares at both dates             4,181,697        4,181,697
   Accumulated deficit                                                (2,986,362)      (2,832,562)
                                                                    ------------     ------------
         Total stockholders' equity                                    1,195,335        1,349,135
                                                                    ------------     ------------
                                                                    $  5,160,704     $  5,048,958
                                                                    ============     ============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2000 AND 1999

--------------------------------------------------------------------------------
                                                        2000             1999

REVENUES:
   Net sales                                       $  7,973,601     $  4,992,246
   Other income                                         105,000          214,600
                                                   ------------     ------------
           Total revenues                             8,078,601        5,206,846

COSTS AND EXPENSES:
   Cost of products sold                              5,740,879        3,439,712
   Selling, general, and administrative               2,244,175        1,462,742
   Interest                                             245,347          188,118
                                                   ------------     ------------
           Total costs and expenses                   8,230,401        5,090,572
                                                   ------------     ------------

(LOSS) INCOME BEFORE INCOME TAXES                      (151,800)         116,274

INCOME TAXES (Note 9)                                     2,000            2,000
                                                   ------------     ------------

NET (LOSS) INCOME                                  $   (153,800)    $    114,274
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING:
   Basic                                              2,802,575        2,721,068
                                                   ============     ============
   Diluted                                            2,802,575        2,845,483
                                                   ============     ============

NET (LOSS) INCOME PER SHARE - Basic and Diluted    $       (.05)    $        .04
                                                   ============     ============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------

                                       COMMON STOCK
                              -----------------------------      ACCUMULATED
                                  SHARES           AMOUNT          DEFICIT           TOTAL
BALANCES AT APRIL 30, 1998       2,652,575     $  4,136,697     $ (2,946,836)    $  1,189,861

   Options exercised               150,000           45,000                            45,000
   Net income                                                        114,274          114,274
                              ------------     ------------     ------------     ------------

BALANCES AT APRIL 30, 1999       2,802,575        4,181,697       (2,832,562)       1,349,135

   Net loss                                                         (153,800)        (153,800)
                              ------------     ------------     ------------     ------------

BALANCES AT APRIL 30, 2000       2,802,575     $  4,181,697     $ (2,986,362)    $  1,195,335
                              ============     ============     ============     ============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2000 AND 1999

----------------------------------------------------------------------------------------------------
                                                                            2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                   $   (153,800)    $    114,274
   Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
     Depreciation and amortization                                          821,732          450,963
     Contingent acquisition price financed through the reduction
       of accounts receivable                                              (679,907)        (123,946)
     Changes in assets and liabilities:
       Accounts receivable                                                 (196,765)        (345,731)
       Inventories                                                           (4,745)        (163,961)
       Prepaid expenses and other                                           (55,423)         (81,452)
       Other assets                                                           3,309            2,830
       Accounts payable, accruals, and other accrued expenses               781,228          158,189
                                                                       ------------     ------------
              Net cash provided by operating activities                     515,629           11,166

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (389,719)        (458,753)
   Decrease in account receivable - other                                   512,089            1,165
   Payment for acquisition                                                                  (375,000)
                                                                       ------------     ------------
           Net cash provided by (used in) investing activities              122,370         (832,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in checks written in excess of bank balances        (205,108)         205,108
   Borrowings under revolving credit agreement                            7,766,912        5,404,305
   Payments under revolving credit agreement                             (7,714,008)      (5,292,974)
   Proceeds from issuance of long-term debt                                                  499,552
   Payments on long-term debt                                              (111,152)         (64,550)
   Principal payments under capital lease obligations                      (287,478)        (171,003)
   Proceeds from issuance of common stock                                                     45,000
                                                                       ------------     ------------
           Net cash (used in) provided by financing activities             (550,834)         625,438
                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               87,165         (195,984)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                                   195,984
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $     87,165     $         --
                                                                       ============     ============


See notes to financial statements.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DESCRIPTION OF BUSINESS - Infinite Graphics Incorporated (the Company) primarily manufactures and services phototools. Phototools are film, glass, or quartz substrates containing images of electronic circuits that are used as masters - similar to negatives in a photographic type process. Phototools are used primarily in the manufacture of precise electronic circuits used for circuit boards, semiconductors, flat panel displays, or other electronic equipment. In addition to its phototools product line, the Company also sells its proprietary image processing software and is a commissioned sales representative of laser imaging equipment and related materials, offering its customers a full-service precision graphics solution.

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

        PURCHASED SOFTWARE - Certain acquired software technology ($152,526 and $68,701, net of accumulated amortization at April 30, 2000 and 1999, respectively) is being amortized over its estimated remaining useful life of three to five years.

        RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, by geographic location. A geographic location is deemed impaired if a forecast of undiscounted future cash flows directly related to the geographic location, including disposal value, if any, is less than its carrying amount. If a geographic location is determined to be impaired, the loss is measured as the amount by which the carrying amount of the geographic location exceeds its discounted estimated future cash flows as if the decision to continue to use the impaired geographic location were a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. To date, management has determined that no impairment of these assets exists.

        REVENUE RECOGNITION - Revenue on sales of the phototools product line and software (core products and services) is recognized when the products are shipped to the customer. If the Company is subject to insignificant obligations on sales of software, the costs of performing these insignificant obligations are accrued at the time revenue on the sale of software is recognized.

        OTHER INCOME - Other income relates to non-core services performed by the Company for other companies. Other income is recognized when the service is performed and collection of the amount is not contingent on any future events.

        STOCK-BASED COMPENSATION - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement defined a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock option grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

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

        SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Company's business activity is conducted with customers located within the United States. Accounts receivable transactions are generally unsecured. A provision for estimated doubtful accounts is provided for accounts receivable. There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular service or geographic area that could severely impact the Company in the near future, except for sales to three customers that represented 12%, 12%, and 14% of net sales for the year ended April 30, 2000. In fiscal year 1999, sales to one customer accounted for 14% of net sales.

        USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        NET (LOSS) INCOME PER SHARE - Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

        Diluted (loss) income per share is computed by dividing net (loss) income by the weighted average common and common equivalent shares outstanding. For the year ended April 30, 2000, common stock equivalents were not included in the weighted average common and common equivalent shares outstanding due to their anti-dilutive effect. For the year ended April 30, 1999, common stock equivalents (stock options) increased the weighted average common and common equivalent shares outstanding by 124,415 shares.

        Options to purchase 660,000 shares of common stock at a weighted average exercise price of $1.44 per share were outstanding during 2000 but were not included in the computation of diluted loss per share because the options were anti-dilutive.

        Options to purchase 138,310 shares of common stock at a weighted average exercise price of $.96 per share were outstanding during 1999 but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the common shares.

        COMPREHENSIVE INCOME - For each of the years ended April 30, 2000 and 1999, there was no difference between net (loss) income and comprehensive (loss) income.

        STATEMENTS OF CASH FLOWS - Supplemental disclosure of cash flow information for the years ended April 30 is as follows:

                                                2000          1999

        Cash paid for interest               $ 246,263     $ 187,202

        Noncash investing and financing activities are as follows: Current liabilities include invoices for equipment purchases of $101,654 and $108,569 at April 30, 2000 and 1999, respectively. In fiscal year 2000, the Company entered into a note to purchase a vehicle for $42,067. Capital lease obligations of $1,429,542 were incurred when the Company entered into leases for new equipment in fiscal year 1999.

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

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than April 30, 2001. Management has not yet determined the effects SAB No. 101 will have on the Company's financial position or the results of its operations.

        SEGMENT INFORMATION - Net sales relating to the phototools product line were $7,786,306 and $4,992,246 in fiscal years 2000 and 1999, respectively. The Company's re-entry into the software business in fiscal year 2000 generated net sales of $187,295. Additional information about profit or loss and assets regarding the businesses the Company operates is not presented, as management does not assign costs to the business to allocate resources and evaluate performance.

2.     ACQUISITION

       The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company and PCI for a total purchase price not to exceed $2 million in the aggregate. The acquired assets were used in the production of precision glass products. The Company paid $375,000 of the purchase price in cash on January 28, 1999. In addition, the Company will pay or credit PCI over a period of 36 months following January 28, 1999, at a rate not to exceed $150,000 per quarter on a cumulative basis, the following: (a) 50% of all net invoices of certain large area masks (LAM) shipped to or for PCI and (b) 10% of the net invoice amount received from the sale of LAM to existing and identified PCI customers.

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
                                                            =========

       The Company increased the value of the equipment acquired by $679,907 and $123,946 for credit memos issued or to be issued in accordance with the Asset Purchase Agreement relating to LAM shipments in fiscal years 2000 and 1999, respectively. The remaining purchase price, a sum which is not certain, will be funded from certain LAM sales specified in the Asset Purchase Agreement made by the Company during the 21-month period following April 30, 2000. The remaining purchase price will be recorded as property until the acquired property is recorded at fair value (estimated at $1.65 million) and any excess will be recorded as goodwill.

       The acquisition has been accounted for using the purchase method of accounting and, accordingly, the statement of operations includes the results of operations of the acquired business since January 28, 1999. The following unaudited pro forma condensed combined statement of operations reflects the combined operations of the Company and the acquired business adjusted for related financing costs, as if the acquisition and financing had occurred at the beginning of fiscal year 1999. The unaudited pro forma condensed combined statement of operations may not necessarily reflect the actual results of operations of the Company which would have resulted had the acquisition and related financing occurred as of May 1, 1998. The unaudited pro forma information is not necessarily indicative of future results of operations and does not reflect any contingent payments made after April 30, 1999.

                                                        Pro Forma Combined
                                                        Year Ended April 30,
                                                               1999

        Revenues                                           $ 6,647,000
        Net income                                             178,000
        Net income per share:
         Basic                                                     .07
         Diluted                                                   .06

3.      TERMINATION OF LICENSE AGREEMENTS

        Effective February 27, 1998, the Company sold an exclusive license to use, market, and distribute certain of the Company's software products; sold a nonexclusive license to certain other CAD/CAM products; and sold certain assets of its software systems business to Global MAINTECH Corporation (Global MAINTECH). The transaction was recognized as a disposal of a business in fiscal year 1998. The Company terminated the license agreements in December 1999 due to Global MAINTECH's inability to pay the outstanding consideration due. In February 2000, the Company resumed selling software.

        The Company's receivable from Global MAINTECH of $512,089 at April 30, 1999 was collected in fiscal year 2000. The Company did not realize any gain or loss on the sale or termination of the license agreements.

4.      INVENTORIES

                                                            April 30
                                                   --------------------------
                                                       2000          1999

        Raw materials                              $   485,801    $   509,286
        Work-in-process and finished goods              34,648          6,418
                                                   -----------    -----------
                                                   $   520,449    $   515,704
                                                   ===========    ===========

5.      PROPERTY, PLANT, AND EQUIPMENT

                                                            April 30
                                                   -------------------------
                                                       2000          1999

        Land                                       $    20,000    $    20,000
        Buildings and improvements                     523,248        520,468
        Leasehold improvements                         415,101        406,575
        Machinery and equipment                      7,081,973      6,155,350
        Vehicles                                        85,272         42,705
        Furniture and fixtures                         173,218        171,693
                                                   -----------    -----------
                                                     8,298,812      7,316,791
        Less accumulated depreciation and
         amortization                                5,383,256      4,600,456
                                                   -----------    -----------
                                                   $ 2,915,556    $ 2,716,335
                                                   ===========    ===========

        The above amounts include equipment under capital leases with a cost of $1,744,992 and $1,744,992 and accumulated amortization of $597,842 and $213,850 at April 30, 2000 and 1999, respectively.

6.      REVOLVING CREDIT AGREEMENTS AND NOTES PAYABLE

                                                           April 30
                                                  ---------------------------
                                                      2000           1999

        Revolving credit agreement                $   305,559     $   252,655
                                                  ===========     ===========

        Notes payable:
          Mortgage note                           $   207,723     $   225,668
          Equipment note                              560,195         651,840
          Vehicle note                                 40,505
                                                  -----------     -----------
                                                      808,423         877,508
        Less current maturities                       321,912         112,467
                                                  -----------     -----------
                                                  $   486,511     $   765,041
                                                  ===========     ===========

        The revolving credit agreement (the Revolver), at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable, up to $750,000, as defined. Interest on outstanding borrowings is payable monthly and is the greater of prime plus 4.5%, never to be readjusted below 10%, with a minimum monthly interest charge of $2,500. In the event of default, the interest rate increases to the greater of prime plus 9.5%, never to be readjusted below 13%, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee. The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or October 23, 2000. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to October 23, 2000, unless the funds used to prepay the Revolver are borrowed from Riverside Bank, in which case no prepayment charge is due. As of April 30, 2000, the amount outstanding relating to the Revolver was $305,559 and the interest rate was 13%.

        The mortgage note provided for a $250,000 term loan and interest payable at the bank's reference rate, as defined, plus 2% (11% at April 30, 2000). The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. The mortgage note matures on October 15, 2000. Monthly principal and interest payments are currently $3,385. As of April 30, 2000, the amount outstanding relating to this note payable was $207,723.

        The equipment note provides for a $700,000 line of credit for the purchase of machinery, equipment, furniture, and fixtures, and the balance outstanding as of April 30, 2000 was $560,195. The term of the equipment note is from October 24, 1997 to October 24, 2004. Interest on borrowings under the equipment note is payable at prime plus 2% (11% at April 30, 2000), and is adjusted quarterly if the prime rate changes. The bank writes individual term notes under the equipment note after purchases are made and advances are requested and submitted by the Company. The individual term notes require the Company to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance from the date of the borrowings to October 24, 2004. Monthly principal and interest payments are $12,864.

        Borrowings under the Revolver, mortgage note, and equipment note are secured by substantially all of the Company's assets and personally guaranteed by the Company's Chief Executive Officer. The Revolver, mortgage note, and/or equipment note contain various restrictive covenants relating to a net loss of no more than $100,000 for each succeeding six-month period beginning January 31,

        1998, limitations on additional indebtedness and capital expenditures, prohibition of dividend payments, and other matters. As of April 30, 2000, the Company was not in compliance with certain covenants. The Company has obtained a waiver of these defaults from the bank through fiscal year 2001.

        During fiscal year 2000, the Company entered into a vehicle note, which is collateralized by the vehicle. The note has an interest rate of 5.9% and is due in monthly installments of $986 through March 2004.

        Principal maturities on the notes outstanding at April 30, 2000 are payable as follows:

        Years ending April 30:
          2001                                                      $ 321,912
          2002                                                        125,432
          2003                                                        137,798
          2004                                                        149,422
          2005                                                         73,859
                                                                    ---------
                                                                    $ 808,423
                                                                    =========

        The carrying amounts of notes payable and long-term debt approximate fair market value at April 30, 2000. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

7.      COMMITMENTS AND CONTINGENCIES

        LEASES - The Company leases certain of its facilities and equipment under operating leases (see Note 10). Rent expense incurred on these leases was approximately $243,000 and $171,000 for the years ended April 30, 2000 and 1999, respectively.

        Future minimum lease payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at April 30, 2000 are as follows:

                                                       Capital     Operating

        Years ending April 30:
          2001                                      $   382,088    $  170,043
          2002                                          361,165       110,043
          2003                                          346,220        38,043
          2004                                          157,751        33,000
                                                    -----------    ----------
        Total minimum lease payments                  1,247,224    $  351,129
                                                                   ==========
        Less amounts representing interest              164,926
                                                    -----------
        Present value of net minimum obligations      1,082,298
        Less current portion                            303,935
                                                    -----------
        Long-term obligations at April 30, 2000     $   778,363
                                                    ===========

        DEVELOPMENT AGREEMENT - In fiscal year 2000, the Company entered into an agreement with U.S. Display Consortium (USDC). USDC has agreed to reimburse 50% of the Company's costs incurred up to $850,934 to develop a large mask inspection system, a large mask repair station, and a large plate cleaning system. USDC's reimbursements are based on a milestone schedule starting in fiscal year 2001. The Company expects to complete the majority of the developments in fiscal year 2001.

8.      STOCKHOLDERS' EQUITY

        STOCK OPTIONS - In October 1999, the Board of Directors and stockholders approved an additional stock option plan, referred to as the 1999 Stock Option Plan. This plan permits the granting of nonqualified and incentive options to employees and others providing services to the Company. With the addition of this plan, the Company has four Incentive Stock Option Plans (the Plans) for employees, directors, and company consultants. The Company has reserved 1,160,000 shares of common stock for the Plans. The option exercise price is to be not less than the fair market value of the stock at the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. The options granted are exercisable as follows: 20% after the first year, 40% after the second year, 60% after the third year, 80% after the fourth year, and 100% after the fifth year. Activity under the Plans is as follows:

                                                            2000                        1999
                                                 -------------------------    -------------------------
                                                                  Weighted                     Weighted
                                                                   Average                      Average
                                                                  Exercise                     Exercise
                                                     Shares         Price         Shares         Price
        Outstanding at beginning of year             720,000       $  1.27        390,000      $   .63
          Granted                                    100,000          2.19        520,000         1.53
          Exercised                                                              (150,000)         .30
          Expired/terminated                        (160,000)         1.13        (40,000)         .88
                                                 -----------                  -----------
        Outstanding at end of year                   660,000       $  1.44        720,000      $  1.27
                                                 ===========       =======    ===========      =======
        Options exercisable at end of year           182,000       $  1.16         48,000      $   .84
                                                 ===========       =======    ===========      =======

        Options available for future grant           540,000                       30,000
                                                 ===========                  ===========

        Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per common share would have changed to the pro forma amounts indicated below:

                                                          2000                          1999
                                               --------------------------    -------------------------
                                               As Reported     Pro Forma     As Reported     Pro Forma
        Net (loss) income                      $ (153,800)    $ (193,714)    $  114,274     $   66,552
                                               ==========     ==========     ==========     ==========

        Basic net (loss) income per share      $     (.05)    $     (.07)    $      .04     $      .02
                                               ==========     ==========     ==========     ==========

        Diluted net (loss) income per share    $     (.05)    $     (.07)    $      .04     $      .02
                                               ==========     ==========     ==========     ==========

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                                2000           1999
        Dividend yield                                                          None           None
        Expected volatility                                                    65.67%         102.49%
        Expected life of option                                               5 years         5 years
        Risk-free interest rate                                                 6.60%           4.68%
        Fair value of options on grant date                                    $1.34           $1.06

        The following table summarizes information about stock options outstanding at April 30, 2000:

                                   Options Outstanding                      Options Exercisable
                      ---------------------------------------------      ------------------------
                                          Weighted
                                          Average           Weighted                     Weighted
        Range of                         Remaining          Average                      Average
        Exercise        Number        Contractual Life      Exercise       Number        Exercise
         Prices       Outstanding          (Years)           Price       Exercisable      Price
        $.80-$.88       170,000             2.37           $   .84          94,000       $   .84
             1.44       245,000             3.67              1.44          59,000          1.44
             1.63       145,000             3.77              1.63          29,000          1.63
        2.19-2.31       100,000             4.86              2.19
                      ---------                                          ---------
         .80-1.63       660,000             3.53              1.44         182,000          1.16
                      =========                                          =========

9.      INCOME TAXES

        The income tax benefit for fiscal year 2000 has been offset by a valuation allowance because the Company's net operating loss could not be carried back and future realization of the net operating loss carryforward was not expected. The majority of the income tax expense for fiscal year 1999 has been offset by a reversal of valuation allowance for deferred taxes. Income tax expense for the years ended April 30, 2000 and 1999 relates to minimum taxes due to various states in which the Company operates.

        For the years ended April 30, the provisions for income taxes differ from the expected income tax (benefit) expense based on the federal statutory tax rate as follows:

                                                                        2000           1999
        Federal tax (benefit) expense at statutory rate              $  (50,000)    $   40,000
        State taxes                                                      11,000          2,000
        Change in valuation allowances                                   77,000        (49,000)
        Other                                                           (36,000)         9,000
                                                                     ----------     ----------
                                                                     $    2,000     $    2,000
                                                                     ==========     ==========

        Deferred tax assets and liabilities represent the tax impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

        Deferred taxes as of April 30 consist of the following:

                                                                    2000           1999
        Current deferred tax assets (liabilities):
          Allowance for doubtful accounts and other accruals    $  130,000     $    93,000
          Less valuation allowance                                (130,000)        (93,000)
                                                                ----------     -----------
          Net current deferred tax assets (liabilities)         $       --     $        --
                                                                ==========     ===========

        Long-term deferred tax (liabilities) assets:
          Unrealized gain on discontinued operations                           $  (331,000)
          Excess of tax over book depreciation                  $ (307,000)       (269,000)
          Tax net operating loss carryforward                      880,000       1,133,000
          General business credit                                  160,000         160,000
          Less valuation allowance                                (733,000)       (693,000)
                                                                ----------     -----------
          Net long-term deferred tax (liabilities) assets       $       --     $        --
                                                                ==========     ===========

        The Company has recorded valuation allowances to reduce the recorded net deferred tax assets to zero after considering evidence regarding future realization of the deferred amounts.

        At April 30, 2000, the Company has income tax net operating loss carryforwards of approximately $2,300,000 for federal and $1,300,000 for Minnesota tax purposes. If not used, these carryforwards will begin to expire in 2004. The Company also has federal general business credits of approximately $160,000 which will begin to expire in 2001.

10.     RELATED-PARTY TRANSACTIONS

        The Company leases one of its facilities from a partnership which is 50% owned by the Chairman of the Board of the Company. Monthly rentals under this lease are $2,750. Rent expense incurred on this lease was $33,000 for each of the years ended April 30, 2000 and 1999.

        The Company leases production equipment from a partnership of which the Chairman of the Board is the major partner. Rent expense incurred on this lease was $36,000 and $3,000, respectively, for each of the years ended April 30, 2000 and 1999.

        The Company also paid the Chairman of the Board $20,000 in each of the years ended April 30, 2000 and 1999 for his personal guarantee of the Company's borrowings.

11.     DEFERRED SAVINGS PLANS

        The Company has a defined contribution savings plan for employees who have completed 30 days of service and attained the age of 21. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. No such discretionary contributions were made for the years ended April 30, 2000 or 1999. The Company also has a discretionary cash bonus plan. No such discretionary contributions were made for the years ended April 30, 2000 or 1999.

12.     SUBSEQUENT EVENT

        PRIVATE PLACEMENT OF COMMON STOCK - During June 2000, the Company received proceeds of $500,000 of equity financing through a private placement of 222,222 shares of common stock at $2.25 per share. The common stock sold also has rights requiring the Company to issue additional shares of common stock if, prior to April 30, 2001, the Company sells common stock at less than $2.25 per share. The following unaudited pro forma balance sheet information as of April 30, 2000 gives effect to the issuance of common stock as if it had occurred on April 30, 2000:

                                                        Unaudited
                                                     Pro Forma Amount

        Current Assets                                 $ 2,567,578
                                                       ===========

        Current Liabilities                            $ 2,700,495
                                                       ===========

        Stockholders' Equity:
          Common stock                                 $ 4,681,697
          Accumulated deficit                           (2,986,362)
                                                       -----------
                                                       $ 1,695,335
                                                       ===========

        Shares of common stock outstanding               3,024,797
                                                       ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal year 2000 and fiscal year 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company as of June 30, 2000 are as follows:

                                                  CURRENT POSITION
     NAME OF DIRECTOR OR OFFICER    AGE           WITH THE COMPANY            DIRECTOR SINCE
     ---------------------------    ---           ----------------            --------------
     Clifford F. Stritch, Jr.        53    Chairman of the Board, Director      Aug. 1970
                                                       and CEO

     Barry B. Onufrock               45        Chief Financial Officer            ------

     Edwin F. Snyder                 57   Executive Vice President, Director    Sept. 1990

     Durwood L. Airhart              63               Director                  Sept. 1997

     Michael J. Evers                65               Director                  Sept. 1997

         CLIFFORD F. STRITCH, JR. Chairman of the Board, Director, and CEO of the Company. Mr. Stritch graduated from Hamline University in June of 1969. He has been employed by the Company since 1970. Prior to joining the Company, Mr. Stritch was employed by Man/Machine Interface Company.

         BARRY B. ONUFROCK. Joined the Company in February 2000 and became Chief Financial Officer of the Company as of May 24, 2000. From 1998 through 1999 Mr. Onufrock was Controller of Donatelle Plastics, Inc., a manufacturer of precision medical plastic injection molded products and tooling. From 1988 to 1998 Mr. Onufrock was the Assistant Controller and Tax Manager of Marvin Windows and Doors of Warroad, Minnesota, a manufacturer of wood windows and doors. From 1980 to 1988 Mr. Onufrock held various positions as a CPA in public accounting firms in Minneapolis. Mr. Onufrock also served as a Consultant to a non-profit Minnesota Foundation and serves as a Director of a privately held corporation in the real estate and storage industry.

         EDWIN F. SNYDER. From November 1998, Executive Vice President of the Company. From October 1996 to November 1998, Vice President of Marketing and Sales with Wavecrest of Edina, Minnesota. From March 1995 to September 1996, Vice President of Sales and Marketing with Johnstech International, a manufacturer of high performance test contacts. From February 1992 to March 1995, Vice President of Visu-Com, Inc. of Baltimore, Maryland, a manufacturer of personal communications products.

         DURWOOD L. AIRHART. Since 1996, Technical Consultant with Litchfield Precision Components, a manufacturer of electronic components and a division of Innovex, Inc. of Litchfield, Minnesota. From 1975 to 1995, President and CEO with Litchfield Precision Components of Litchfield, Minnesota.

         MICHAEL J. EVERS. Since 1974, Dean Emeritus of the Graduate School of Business, Professor and Assistant Professor of Strategic Management and Marketing with University of St. Thomas, Minneapolis, Minnesota. Mr. Evers serves as a director of Cellex Biosciences, Inc. and Wavecrest Corporation of Edina, Minnesota.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and person who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were timely complied with except that Edwin F. Snyder, the Company's Executive Vice President, failed to timely file one report with respect to one transaction.

ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table summarizes the annual compensation paid by the Company during the fiscal years ended April 30, 1998, 1999 and 2000 to Clifford
F. Stritch, the Chief Executive Officer of the Company. No other executive officers of the Company had compensation in excess of $100,000 during any of the fiscal years for which information is provided. Mr. Stritch is sometimes referred to herein as the "Named Executive Officer."

                          SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                              Salary           Bonus            Other
  Name and Principal Position        Year        $               $                $
  ---------------------------        ----     -------         --------          ------
    Clifford F. Stritch, Jr.         2000     145,134          45,200 (1)(2)    5,410 (3)(4)
         Chief Executive Officer,    1999     142,000          10,000 (2)       5,390 (3)(4)
         President and
         Director                    1998     142,000          15,000 (2)       5,380 (3)(4)

(1) Includes amount for the sales of the software division and the achievement of other specified goals.
(2) Bonuses relate to applicable fiscal year but were paid in subsequent years.
(3) Includes insurance and car allowance.
(4) Does not include $20,000 as payment for personal guarantee of Company's bank loan.

STOCK OPTIONS

         No options were granted to or exercised by the Named Executive Officer during the Company's fiscal year ended April 30, 2000.

BOARD OF DIRECTOR COMPENSATION

         Employee directors do not receive additional compensation for serving on the Board of Directors. Non-employee directors are eligible to receive $2,500 per quarter.

         Non-employee director Michael J. Evers was granted options to purchase 50,000 shares of common stock on November 3, 1997 at an exercise price of $0.84375 pursuant to the terms of the Infinite Graphics Incorporated Stock Option Plan of 1997. The option was immediately exercisable for 20% of the amount granted and is exercisable in 40%, 60%, 80%, and 100% increments on the first, second, third, and fourth anniversaries of the option grant. The option expires on February 2, 2003. Mr. Evers also was granted options to purchase 50,000 shares of common stock on December 15, 1998 at an exercise price of $1.4375 pursuant to the terms of the Infinite Graphics Incorporated Stock Option Plan of 1993. The option was immediately exercisable for 20% of the amount granted and is exercisable in 40%, 60%, 80%, and 100% increments on the first, second, third, and fourth anniversaries of the option grant. The option expires on March 15, 2003. These options are part of a consulting arrangement with Infinite Graphics Incorporated and not part of his services as a director.

         Non-employee director Durwood L. Airhart has declined any cash compensation to date. In addition, on November 3, 1997, Mr. Airhart was granted options to purchase 50,000 shares of common stock at an exercise price of $0.84375 pursuant to the terms of the Infinite Graphics Incorporated Stock Option Plan of 1997. The option was immediately exercisable for 20% of the amount granted and is exercisable in 40%, 60%, 80%, and 100% increments on the first, second, third, and fourth anniversaries of the option grant. The option expires on February 2, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table set forth, as of July 31, 2000, certain information regarding the beneficial ownership of shares of common stock of the Company by
(i) each person or entity who is known by the Company to own more than 5% of the Company's common stock, (ii) each director of the Company, (iii) each person listed in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                                                          Common Stock
              Name/Address               ---------------------------------------
                   Of                      Amount Beneficially       Percent of
          Shareholder/Director                    Owned              Class (1)
--------------------------------------------------------------------------------

Clifford F. Stritch, Jr.                       1,096,050 (2)           36.2%
4611 East Lake Street
Minneapolis, MN 55406

Robert J. Fink                                   279,000                9.2%
1850 Arvin Drive
Mendota Heights, MN 55118

Touch Future Technology LTD                      222,222                7.3%
C/O Hang Seng Bank LTD
83 Des Vocux Road Central
Hong Kong, China

Edwin F. Snyder                                   87,800 (3)            2.9%
7275 Bush Lake Road
Edina, MN 55439

Durwood L. Airhart                                30,000 (4)             *
1 Precision Drive
Litchfield, MN 55355

Michael J. Evers                                  50,000 (5)            1.6%
1000 LaSalle Ave., MPL331
Minneapolis, Minnesota 55403

Directors and Executive Officers as a          1,263,850 (6)           40.4%
Group (5 persons)

*        Less than one percent of shares outstanding.

(1) In calculating percentage ownership, all shares of common stock which a named shareholder has the right to acquire within 60 days from July 31, 2000 upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of common stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other shareholders.
(2) An irrevocable trust of which Mr. Stritch's daughter, Kendra L. Stritch, is the beneficiary is the owner of 23,800 shares of common stock of the Company. The common stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in those shares. An irrevocable trust of which Mr. Stritch's son, Carter Francis Stritch, is the beneficiary is the owner of 21,500 shares of common stock of the Company. The common stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in these shares. Mr. Stritch is not a trustee of either trust.
(3) Includes options for purchase of 20,000 shares of common stock, but excludes option to purchase 80,000 shares of common stock that are not exercisable during the next 60 days after July 31, 2000

(4) Includes options for the purchase of 30,000 shares of common stock, but excludes options for the purchase of 20,000 shares of common stock that are not exercisable during the next 60 days after July 31, 2000.
(5) Includes options for the purchase of 50,000 shares of common stock, but excludes options for the purchase of 50,000 shares of common stock that are not exercisable during the next 60 days after July 31, 2000.
(6) Includes options for the purchase of 100,000 shares of common stock, but excludes options for the purchase of 200,000 shares of common stock that are not exercisable during the next 60 days after July 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2000, the Company leased the properties at 4621 East Lake Street from Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr. and Daniel R. Schultz. The lease for 4621 East Lake Street is dated October 31, 1983, and had an original term of five years. In 1988, the Company exercised its option to renew this lease for an additional five-year term. The lease has been amended several times to extend the term. Currently, the lease has been orally amended to extend to April 30, 2001. The rent is currently $2,750 per month.

         The Company leased certain production equipment from Clifford F. Stritch under the name "Hidden Ponds". Under the terms of the lease, the Company pays a monthly rent of $3,000 through April, 2001.

         The Company pays Clifford Stritch $20,000 as a fee for his being required to personally sign as guarantor of the Company's debt.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

         (a) For Financial Statements filed as part of this Form 10-KSB, reference is made to the Financial Statements beginning on page 14 of this Form 10-KSB. For a list of Exhibits filed as part of this Form 10-KSB, see Exhibit Index on page 36 of this Form 10-KSB.

         (b) During the last quarter of the period covered by this Form 10-KSB, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 31, 2000                 By: /s/ Clifford F. Stritch, Jr.
                                          --------------------------------------
                                                Clifford F. Stritch, Jr.
                                                Chief Executive Officer




         In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


Date: August 31, 2000                  By: /s/ Clifford F. Stritch, Jr.
                                          --------------------------------------
                                                Clifford F. Stritch, Jr.
                                                Chairman of the Board
                                                Chief Executive Officer

Date: August 31, 2000                  By: /s/ Barry B. Onufrock
                                          --------------------------------------
                                                Barry B. Onufrock
                                                Chief Financial Officer
                                                Principal Accounting Officer

Date: August 31, 2000                  By: /s/ Edwin F. Snyder
                                          --------------------------------------
                                                Edwin F. Snyder
                                                Director

Date: August 31, 2000                  By: /s/ Durwood L. Airhart
                                          --------------------------------------
                                                Durwood L. Airhart
                                                Director

Date: August 31, 2000                  By: /s/ Michael J. Evers
                                          --------------------------------------
                                                Michael J. Evers
                                                Director

                         INFINITE GRAPHICS INCORPORATED
                                INDEX TO EXHIBITS
                 Form 10-KSB (for the year ended April 30, 2000)


3.1      Articles of Incorporation of Infinite Graphics Incorporated (1)

3.2      Bylaws of Infinite Graphics Incorporated (1)

4        Form of Certificate for Common Stock of Infinite Graphics Incorporated
         (1)

10.1     Incentive Stock Option Plan of Infinite Graphics Incorporated# (4)

10.2 Lease between the Company and Infinite Properties, dated October 31, 1983, for property at 4621 East Lake Street, Minneapolis, Minnesota (1)

10.3 License agreement between the Company and Calos, Inc., dated December 21, 1984 (1)

10.4 Lease between the Company and Harold J. Brooks, dated November 15, 1989, for the property at 8 Industrial Way, Salem, New Hampshire (2)

10.5     Intentionally omitted.

10.6     Settlement agreement between CIT and Company dated April 7, 1992 (3)

10.7     Robert J. Fink financing agreements dated November 17, 1992 (4)

10.8     Intentionally omitted

10.9 Amended lease between the Company and Infinite Properties dated November 30, 1993 (5)

10.10    Intentionally omitted

10.11 Extended lease between the Company and Harold J. Brooks dated January 31, 1995 (6)

10.12    Intentionally omitted

10.13 Lease between the Company and Superior Investment Company dated September 1, 1995 (7)

10.14    Intentionally omitted

10.15 License and Asset Purchase Agreement dated February 27, 1998 between the Company and Global MAINTECH Corporation (8)

10.16 General Credit and Security Agreement dated as of October 24, 1997 between the Company and SPECTRUM Commercial Services (9)

10.17 Revolving Note dated October 24, 1997 in original principal amount of $750,000 (9)

10.18 Term Loan Agreement dated as of October 24, 1997 between the Company and Riverside Bank (9)

10.19 Mortgage Note dated October 24, 1997 in original principal amount of $250,000 (9)

10.20 Combination Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Rents dated as of October 24, 1997 between the Company and Riverside Bank (9)

10.21 Guaranty of Clifford F. Stritch, Jr. to Riverside Bank with respect to $250,000 Mortgage Loan dated October 24, 1997 (9)

10.22 Guaranty of Clifford F. Stritch, Jr. to SPECTRUM Commercial Services dated October 24, 1997 (9)

10.23 Subordination Agreement dated as of October 24, 1997 between SPECTRUM Commercial Services and Robert J. Fink relating to loans by SPECTRUM Commercial Services to the Company (9)

10.24    1997 Stock Option Plan of Infinite Graphics Incorporated# (11)

10.25 Lease Agreement dated as of November 23, 1998 between the Company and TOWNSQUARE L.L.C. without exhibits (11)

10.26 Master Lease Agreement dated as of September 2, 1997 between the Company and General Electric Capital Corporation, as amended as of November 11, 1998, together with Exhibit A dated as of November 11, 1998, Schedule No. 001, Annex A to Schedule No. 001 dated as of October 16, 1998, Index Rate Addendum to Schedule No. 001 dated as of November 11, 1998, Buyer's Verification Report and Certificate of Acceptance to Schedule No. 001 dated as of October 23, 1998, Schedule No. 002, Annex A to Schedule No. 002 dated as of October 16, 1998, Index Rate Addendum to Schedule No. 002 dated as of December 2, 1998 and Buyer's Verification Report and Certificate of Acceptance to Schedule No. 002 dated as December 1, 1998 (11)

10.27 Asset Purchase Agreement dated January 28, 1999 between Infinite Graphics Incorporated, Photronics Colorado, Inc. and Photronics, Inc. without exhibits or schedules (10)

10.28    Lease Agreement dated as of November 21, 1991 between Homburg Holdings
         (CO) Inc. and Microphase Laboratories, Inc. together with Addendum to Lease dated as of December 2, 1996 and December 12, 1996 between Homburg Holdings (CO) Inc. and Photronics Colorado, Inc. (subsequently assigned by Microphase Laboratories, Inc. to Photronics Colorado, Inc.)
         (11)

10.29 Assignment dated as of January 28, 1999 between the Company and Photronics Colorado, Inc., assigning the interest of Photronics Colorado, Inc. under the Lease Agreement dated as of November 21, 1991 between Homburg Holdings (CO) Inc. and Microphrase Laboratories, Inc., as amended (listed above as Exhibit 10.28) to the Company (11)

10.30    1999 Stock Option Plan of Infinite Graphics Incorporated # *

27       Financial data schedule. *


-------------------------
# Indicates management contracts or compensatory plan or arrangement required to be filed is an exhibit to Form 10-K or Form 10-KSB.

*        Filed herewith.

(1) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.
(2) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1990, and incorporated herein by reference.
(3) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1992, and incorporated herein by reference.
(4) Filed with the Company's Annual Report on Form 10K for the year ended April 30, 1993, and incorporated herein by reference

(5) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference.
(6) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1995, and incorporated herein by reference.
(7) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1996, and incorporated herein by reference.
(8) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.
(9) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998, and incorporated herein by reference.
(10) Filed with the Company's Current Report on Form 8-K with a date of report of January 28, 1999, and incorporated herein by reference.
(11) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999, and incorporated herein by reference.