Form 10QSB
period 2000-07-31
INFINITE GRAPHICS INC
filed 2000-09-21
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended July 31, 2000

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

                               Commission file number  2-90422-C
                                                      --------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of September 15, 2000

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                           July 31, 2000    April 30, 2000
                                                                           -------------    --------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                             $   461,890       $    87,165
      Accounts receivable, less allowance for doubtful accounts of
         $178,000 and $175,000, respectively                                  1,308,186         1,278,366
      Inventories                                                               515,340           520,449
      Prepaid expenses and other                                                179,262           181,598
                                                                            -----------       -----------
         Total current assets                                                 2,464,678         2,067,578

PROPERTY, PLANT, AND EQUIPMENT, net                                           2,973,530         2,915,556

PURCHASED SOFTWARE, net                                                         151,550           152,526

OTHER ASSETS                                                                     24,759            25,044
                                                                            -----------       -----------
                                                                            $ 5,614,517       $ 5,160,704
                                                                            ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Revolving credit agreement                                            $   209,083       $   305,559
      Trade accounts payable                                                    983,740         1,038,294
      Accrued salaries, wages, vacations, and employee withholdings             391,770           305,270
      Deferred income                                                           206,353             5,534
      Other accrued expenses                                                    226,466           419,991
      Current portion of long-term debt                                         320,149           321,912
      Current portion of capitalized lease obligations                          316,191           303,935
                                                                            -----------       -----------
         Total current liabilities                                            2,653,752         2,700,495

LONG-TERM DEBT, less current portion                                            472,898           486,511

CAPITALIZED LEASE OBLIGATIONS, less current portion                             700,239           778,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, no par value; authorized 10,000,000 shares, issued
          and outstanding 3,024,797 and 2,802,575 shares respectively         4,681,697         4,181,697
      Accumulated deficit                                                    (2,894,069)       (2,986,362)
                                                                            -----------       -----------
           Total stockholders' equity                                         1,787,628         1,195,335
                                                                            -----------       -----------
                                                                            $ 5,614,517       $ 5,160,704
                                                                            ===========       ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                       THREE MONTH PERIOD
                                                         ENDED JULY 31,
                                                      2000            1999
                                                   ----------      ----------
REVENUES:
         Net sales                                 $2,584,620      $1,846,960
         Other income                                                 130,569
                                                   ----------      ----------
                  Total revenues                    2,584,620       1,977,529

COSTS AND EXPENSES:
         Cost of products sold                      1,780,090       1,377,971
         Selling, general, and administrative         641,721         494,827
         Interest                                      70,516          69,446
                                                   ----------      ----------
                  Total costs and expenses          2,492,327       1,942,244
                                                   ----------      ----------

NET INCOME                                         $   92,293      $   35,285
                                                   ==========      ==========


WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:

         Basic                                      2,899,193       2,802,575
                                                   ==========      ==========
         Diluted                                    3,159,018       3,065,230
                                                   ==========      ==========

NET INCOME PER SHARE:

          Basic                                    $      .03      $      .01
                                                   ==========      ==========
          Diluted                                  $      .03      $      .01
                                                   ==========      ==========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            THREE MONTH PERIOD
                                                                               ENDED JULY 31
                                                                          2000              1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $    92,293       $    35,285
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                         235,731           185,350
     Contingent acquisition price financed through the reduction
       of accounts receivable                                             (161,076)         (127,409)
     Changes in assets and liabilities:
       Accounts receivable                                                 (29,820)          (62,227)
       Inventories                                                           5,109            56,842
       Prepaid expenses and other                                            2,621           (30,732)
       Deferred income                                                     200,819
       Accounts payable, accruals, and other accrued expenses             (161,579)          (91,318)
                                                                       -----------       -----------
              Net cash provided by (used in) operating activities          184,098           (34,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (131,653)          (30,335)
   Other                                                                                      45,250
                                                                       -----------       -----------
              Net cash (used in) provided by investing activities         (131,653)           14,915

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in checks written in excess of bank balances                        --            (3,502)
   (Decrease) increase  in revolving credit agreement                      (96,476)          115,644
   Payments on long-term debt and capital lease obligations                (81,244)          (92,848)
   Proceeds from issuance of common stock                                  500,000
                                                                       -----------       -----------
           Net cash provided by financing activities                       322,280            19,294
                                                                       -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  374,725                --

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                  87,165                --
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   461,890       $        --
                                                                       ===========       ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS -

NOTE A:
The Balance Sheet as of July 31, 2000 and the Statements of Operations for the three month periods ended July 31, 2000 and 1999 and Statements of Cash Flows for the three months ended July 31, 2000 and 1999 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2000 has been derived from the audited Balance Sheet included in the Company's April 30, 2000 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2000 Annual Report on Form 10-KSB.

NOTE B:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company and PCI for a total purchase price not to exceed $2 million in the aggregate. Pursuant to the Asset Purchase agreement, the Company increased the value of the equipment acquired by $161,076 for credit memos issued or to be issued relating to sales during the three-month period ended July 31, 2000.

NOTE C:
On October 24, 1997 the Company entered into a revolving credit agreement. This note was renewed for one additional year and terminates on November 6, 2000. The lender has notified the Company that due to their being acquired they are no longer accepting revolving credit agreements of under $1 million. Also, in May 2000, the Company entered into a $16,500 vehicle note, which is collateralized by the vehicle. The note has an interest rate of 9.5% and is due in monthly installments of $348.

NOTE D:
During June 2000, the Company received proceeds of $500,000 of equity financing through a private placement of 222,222 shares of common stock at $2.25 per share. The common stock sold also has rights requiring the Company to issue additional shares of common stock if, prior to April 30, 2001, the Company sells common stock at less than $2.25 per share.

NOTE E:
For the periods presented comprehensive income is the same as net income.

NOTE F:
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE G:
On August 1, 2000, the Company entered into an agreement to sell its film phototool facility in Irving, CA. We expect to close in the second quarter of fiscal year 2001 on this transaction and no loss is expected from the transaction. Sales from the Irving, CA facility for the three months ended July 31, 2000 were $118,000.

NOTE H:
In the second quarter of fiscal 2001, the Company made a $250,000 deposit in connection with an Original Equipment Manufacturing Agreement ("the Agreement"). A business partner financed the deposit. Depending on the successful evaluation period, the minimum future commitment under the Agreement is the deposit plus an additional $150,000.

NOTE I.
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

Operations for the three months ended July 31, 2000 resulted in net sales of $2,585,000 compared to $1,847,000 for the same period last year, a 40% increase. The increase in sales is a result of both the offering of additional products and increased phototooling demand. The other income of $131,000 for the three months ended July 31, 1999 related to fees for non-recurring services provided in connection with a license agreement sold in 1998.

The gross margin for the three months ended July 31, 2000 was 31%, compared to 25% for the same period last year. The $805,000 gross profits for the three months compared to $469,000 for the same period last year. The increase in gross margin as a percentage of sales and gross margins is primarily due to the increase in sales and a significant portion of cost of products sold being fixed.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended July, 31, 2000 were $642,000 compared with $495,000 for the same period last year, an increase of 30%. S, G & A increased due to increases in the number of employees and compensation expenses.

The Company's interest expense for the three months ended July 31, 2000 was $71,000 compared with $69,000 for the same period a year ago. The slight increase in interest expense was due to higher interest rates partially offset by a reduction in our revolving credit line.

The Company had net income of $92,000 for the three months ended July 31, 2000 compared to net income of $35,000 for the same period last year.

Liquidity. The Company had negative working capital of $189,000 at July 31, 2000 and $633,000 at April 30, 2000. The change in working capital is primarily due to the receipt of $500,000 of equity financing in June 2000. The Company's cash flow provided by operations was $184,000 for the three months ended July 31, 2000, compared with cash used in operations of $34,000 for the same period last year. The increase in cash flow from operations is primarily due to an increase in deferred income and depreciation and amortization. The increase in deferred income relates to the maintenance contracts and the deferral of certain software sales. The increase in depreciation and amortization is primarily due to the capital expenditures in fiscal 2000 which principally include additional purchase price of the Colorado acquisition.

For the three months ended July 31, 2000 the Company invested cash of $132,000 in capital equipment and purchased software. The Company's cash flows provided by investing activities were $15,000 for the three months ended July 31, 1999. It consisted primarily of the decrease in other receivables of $45,000 partially offset by expenditures for capital equipment of $30,000.

Capital Resources. An equity investment of $500,000 was received in June 2000 and management believes that the cash provided from planned operations and availability under a new anticipated revolving credit agreement will be sufficient to support the Company's expected cash needs for current operations for fiscal year 2001. The Company currently has a revolving credit agreement, at the lender's discretion, allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement ends in November 2000. The Company's mortgage note matures on October 15, 2000 and the Company is also anticipating its renewal. The Company is currently having discussions with its current bank as well as other financial institutions concerning a replacement credit facility. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2001 and may not be able to expand its investment into new operations beyond 2001.

The Company's cash flow provided by financing activities was $322,000 for the three months ended July 31, 2000 compared to cash flow provided by financing activities of $19,000 during the same period last year. Cash flows provided by financing activities for the three months ending July 31, 2000 consisted of the sale of common stock of $500,000, partially offset by decreases in revolving credit agreement of $96,000, payments on long-term debt and capital lease obligations of $81,000. Cash flows provided by financing activities for the three months ending July 31, 1999 consisted of an increase in the revolving agreement of $116,000 partially offset by payments of $93,000 on long-term debt and principal payments on capital lease obligations and a $4,000 decrease in checks written in excess of bank balances. The Company is planning a capital investment with a business partner in an entity to operate a Large Area Mask facility in Singapore in the second quarter of fiscal year 2001. Additionally, the Company has a payable of $250,000 to a business partner and is committed to an additional minimum $150,000 in connection with an Original Equipment Manufacturing Agreement ("the Agreement"). The $400,000 represents the minimum purchase requirements under the Agreement. While these specific expansion plans will go forward with our current capital resources and refinancing of existing debt, additional growth and expansions in 2001 and beyond will be restricted if additional financing is not obtained in 2001. This is partly due to the extended lead-time required for capital equipment.


Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Recently Issued Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

Securities Litigation Reform Act. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, the Company's ability to (i) sell its Irvine, CA facility, (ii) replace its existing credit facility and (iii) open the proposed Large Area Mask facility in Singapore; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Change in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matter to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27.1  Financial Data Schedule

            (b)   Reports on Form 8-K

                  During the quarter ended July 31, 2000, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 19, 2000                     By /S/ Clifford F. Stritch, Jr.
                                          ----------------------------
                                          Clifford F. Stitch, Jr.
                                          Chief Executive Officer

                                       By /S/ Barry B. Onufrock
                                          ----------------------------
                                          Barry B. Onufrock
                                          Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.                  DESCRIPTION OF EXHIBIT                    PAGE NO.
-----------                  ----------------------                    --------

   27.1               Financial Data Schedule