Form 10QSB
period 2000-10-31
INFINITE GRAPHICS INC
filed 2000-12-20
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended October 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from ______ to ______

                                 Commission file number __2-90422-C_____________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of December 15, 2000

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                INFINITE GRAPHICS
                                 BALANCE SHEETS
                                    UNAUDITED

                                                                  October 31, 2000     April 30, 2000
                                                                  ----------------     --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $      129,149     $       87,165
  Accounts receivable, less allowance for doubtful accounts
     of $175,000 at both dates                                           1,524,074          1,278,366
  Refundable deposit                                                       500,000                 --
  Inventories                                                              501,332            520,449
  Prepaid expenses and other                                               368,127            181,598
                                                                    --------------     --------------
          Total current assets                                           3,022,682          2,067,578

PROPERTY, PLANT, AND EQUIPMENT, NET                                      3,021,137          2,915,556
PURCHASED SOFTWARE,  NET                                                   111,990            152,526
OTHER ASSETS                                                                34,276             25,044
                                                                    --------------     --------------

TOTAL ASSETS                                                        $    6,190,085     $    5,160,704
                                                                    ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit agreement                                        $      395,973     $      305,559
  Trade accounts payable                                                   571,901          1,038,294
  Customer deposit                                                         500,000                 --
  Accrued salaries, wages, vacations, and employee withholdings            526,308            305,270
  Other accrued expenses                                                   358,329            419,991
  Deferred income                                                          237,317              5,534
  Current portion of long-term debt                                        162,376            321,912
  Current portion of capitalized lease obligations                         282,589            303,935
                                                                    --------------     --------------
          Total current liabilities                                      3,034,793          2,700,495

LONG-TERM DEBT, less current portion                                       600,413            486,511

CAPITALIZED LEASE OBLIGATIONS, less current portion                        627,478            778,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
   issued and outstanding 3,024,797  and 2,802,575, respectively         4,681,697          4,181,697
  Accumulated deficit                                                   (2,754,296)        (2,986,362)
                                                                    --------------     --------------
          Total stockholders' equity                                     1,927,401          1,195,335
                                                                    --------------     --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $    6,190,085     $    5,160,704
                                                                    ==============     ==============


See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                THREE MONTH PERIOD                SIX MONTH PERIOD
                                                 ENDED OCTOBER 31,                ENDED OCTOBER 31,
                                               2000             1999            2000            1999
                                           ------------     ------------    ------------     ------------
REVENUES:
  Net sales                                $  2,475,955     $  2,156,955    $  5,060,575     $  4,003,915
  Other income                                       --           24,294              --          154,863
                                           ------------     ------------    ------------     ------------
               Total revenues                 2,475,955        2,181,249       5,060,575        4,158,778

COSTS, EXPENSES AND OTHER:
  Costs of products sold                      1,626,604        1,571,009       3,406,694        2,948,980
  Selling, general and administrative           678,455          497,852       1,320,176          992,679
  Gain on sale of California operations         (28,221)              --         (28,221)              --
  Interest                                       59,344           48,358         129,860          117,804
                                           ------------     ------------    ------------     ------------
               Total costs and expenses       2,336,182        2,117,219       4,828,509        4,059,463
                                           ------------     ------------    ------------     ------------


NET  INCOME                                $    139,773     $     64,030    $    232,066     $     99,315
                                           ============     ============    ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                         3,024,797        2,802,575       2,961,995        2,802,575
                Diluted                       3,311,256        3,085,931       3,235,137        3,106,632


BASIC NET INCOME PER SHARE                 $       0.05     $       0.02    $       0.08     $       0.04
                                           ============     ============    ============     ============

DILUTED NET INCOME PER SHARE               $       0.04     $       0.02    $       0.07     $       0.03
                                           ============     ============    ============     ============


See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                          Six Month Period
                                                                          Ended October 31,
                                                                        2000             1999
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    232,066     $     99,315
  Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
    Depreciation and amortization                                        472,584          378,234
    Contingent acquisition price financed through the reduction
       of accounts receivable                                           (385,686)        (211,821)
    Gain on sale of California operations                                (28,221)              --
    Changes in assets and liabilities:
      Accounts receivable                                               (245,708)        (335,190)
      Inventories                                                          9,559           (1,272)
      Refundable deposit                                                (500,000)              --
      Prepaid expenses and other                                         (98,144)         (90,815)
      Customer deposit                                                   500,000               --
      Deferred income                                                    231,783               --
      Accounts payable, accruals and other accrued expenses             (307,017)         241,573
                                                                    ------------     ------------
            Net cash (used in) provided by operating activities         (118,784)          80,024


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                              (215,281)        (196,663)
      Proceeds from sale of California operations                         20,000               --
      Decrease in accounts receivable-other                                   --          267,101
                                                                    ------------     ------------
            Net cash (used in) provided by  investing activities        (195,281)          70,438


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks written in excess of bank balances                   --         (167,204)
      Proceeds from issuance of common stock                             500,000               --
      Increase in revolving credit agreement                              90,414          211,606
      Payments on long-term debt and capital lease obligations          (234,365)        (194,864)
                                                                    ------------     ------------
            Net cash provided by (used in) financing activities          356,049         (150,462)
                                                                    ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 41,984               --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            87,165               --
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    129,149     $         --
                                                                    ============     ============


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of October 31, 2000 and the Statements of Operations for the three and six month periods ended October 31, 2000 and 1999 and the Statements of Cash Flows for the six months ended October 31, 2000 and 1999 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2000 has been derived from the audited Balance Sheet included in the Company's April 30, 2000 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2000 Annual Report on Form 10-KSB.

NOTE B:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company and PCI for a total purchase price not to exceed $2 million in the aggregate. Pursuant to the Asset Purchase agreement, the Company increased the value of the equipment acquired by $385,686 for credit memos issued or to be issued relating to sales during the six-month period ended October 31, 2000.

NOTE C:
Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE D:
On October 24, 1997 the Company entered into a revolving credit agreement. This note was renewed for one additional year and terminated on November 6, 2000. The lender has extended the revolving credit agreement for 90 days ending on February 10, 2001. There were no changes in the terms of the note. The lender has notified the Company that due to their being acquired they are no longer accepting revolving credit agreements of under $1 million. Also, in May 2000, the Company entered into a $16,500 vehicle note, which is collateralized by the vehicle. The note has an interest rate of 9.5% and is due in monthly installments of $1,348. On November 7, 2000 the Company extended its Mortgage Note to November 7, 2005. The Note amount also has been increased to $275,000, providing the Company with $74,000 of loan proceeds. The note continues the current interest rate of prime plus 2.0%, currently 11.50%, and monthly payments $3,892.

NOTE D:
During June 2000, the Company received proceeds of $500,000 of equity financing through a private placement of 222,222 shares of common stock at $2.25 per share. The common stock sold also has rights requiring the Company to issue additional shares of common stock if, prior to April 30, 2001, the Company sells common stock at less than $2.25 per share.

NOTE E:
Effective August 3, 2000, the Company has sold its film phototool facility in Irving, CA. The sale resulted in a gain of $28,221. Sales from the Irving, CA facility were $122,000 for the six-month period ended October 31, 2000.

NOTE F:
In the second quarter of fiscal 2001, the Company made a $500,000 refundable deposit in connection with an Original Equipment Manufacturing Agreement ("the Agreement"). In connection with this Agreement, the Company has received a refundable deposit of $500,000 as a down-payment for equipment from a potential business partner. Depending on the successful evaluation period, the minimum future commitment under the Agreement is the deposit plus an additional $300,000.

NOTE G:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

Operations for the three months ended October 31, 2000 resulted in net sales of $2,476,000 compared to $2,157,000 for the same period last year or a 15% increase. The increase in sales is a result of both the offering of additional products and increased phototooling demand, primarily in the Large Area Mask business.

The gross margin for the three months ended October 31, 2000 was 34%, compared to 27% for the same period last year. The $849,000 gross profit for the three months ended October 31, 2000 compares to $586,000 for the same period last year. The increase in gross margin as a percentage of sales and gross margins is primarily due to the increase in sales and a significant portion of cost of products sold being fixed.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended October 31, 2000 were $678,000 compared to $498,000 for the same period last year, an increase of $180,000 or 36%. S, G & A increased due to increases in selling and administrative costs related to an increase in personnel. The Company's interest expense for the three months ended October 31, 2000 was $59,000 compared to $48,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment and higher interest rates.

On August 1, 2000, the Company entered into an agreement to sell its film phototool facility in Irving, CA, effective August 3, 2000. A gain on the sale of $28,221 is reported in the three months ended October 31, 2000. Sales from the Irving, CA facility for the three months ended October 31, 2000 were $4,000. The Company has sold this facility as it no longer fits its plans in the Large Area Mask business. We expect to collect the remaining $110,000 of the sale price in the third quarter of fiscal year 2001.

The Company had net income of $140,000 for the three months ended October 31, 2000 compared to net income of $64,000 for the same period last year.

SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1999

Operations for the six months ended October 31, 2000 resulted in net sales of $5,061,000 compared to $4,004,000 for the same period last year or a 26% increase. The increase in sales is a result of both the offering of additional products and increased phototooling demand, primarily in the Large Area Mask business.

The gross margin for the six months ended October 31, 2000 was 33%, compared to 26% for the same period last year. The $1,654,000 gross profit for the six months ended October 31, 2000 compares to $1,055,000 for the same period last year. The increase in gross margin as a percentage of sales and gross margins is primarily due to the increase in sales and a significant portion of cost of products sold being fixed.

The Company's total selling, general and administrative (S, G & A) expenses for the six months ended October 31, 2000 were $1,320,000 compared to $993,000 for the same period last year, an increase of $327,000 or 33%. S, G & A increased due to increases in selling and administrative costs related to an increase in personnel. The Company's interest expense for the six months ended October 31, 2000 was $130,000 compared to $118,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment and higher interest rates.

On August 1, 2000, the Company entered into an agreement to sell its film phototool facility in Irving, CA, effective August 3, 2000. A gain on the sale of $28,221 is reported in the six months ended October 31, 2000. Sales from the Irving, CA facility for the six months ended October 31, 2000 were $122,000. The Company has sold this facility as it no longer fits its plans in the Large Area Mask business. We expect to collect the remaining $110,000 of the transaction in the third quarter of fiscal year 2001.

The Company had net income of $232,000 for the six months ended October 31, 2000 compared to net income of $99,000 for the same period last year.

Liquidity. The Company had negative working capital of $12,000 at October 31, 2000 and $633,000 at April 30, 2000. The change in working capital is primarily due to the receipt of $500,000 of equity financing in June 2000. The Company's cash flow used in operations was $119,000 for the six months ended October 31, 2000, compared to cash provided by operations of $80,000 for the same period last year. The decrease in cash flow from operations is primarily due to the continued non-cash sales as payment of the contingent purchase price of the 1999 Colorado acquisition and the payment of current liabilities. This was offset by increases in net income, depreciation and amortization, and deferred income, which is a new component of cash flow for the Company. This deferred income relates to the maintenance contracts and the deferral of certain software sales.

For the six months ended October 31, 2000, the Company invested cash of $215,000 in capital equipment and purchased software and received $20,000 from the sale of the California operations. Cash flows provided by investing activities were $70,000 for the six months ended October 31, 2000. It consisted primarily in the decrease in other receivables of $267,000 partially offset by expenditures for capital equipment of $197,000.

Capital Resources. An equity investment of $500,000 was received in June 2000 and management believes that the cash provided from planned operations and availability under a new anticipated revolving credit agreement will be sufficient to support the Company's expected cash needs for current operations for fiscal year 2001. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement ends in February 2001. The Company's mortgage note which matured on October 15, 2000 has been extended and provided an additional $74,000 in November 2000. The Company is currently having discussions with its current bank as well as other financial institutions concerning a replacement revolving credit facility. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2001 and may not be able to expand its investment into new operations beyond 2001.

The Company's cash flow provided by financing activities was $356,000 for the six months ended October 31, 2000 compared to cash flow used in financing activities of $150,000 during the same period last year. Cash flows provided by financing activities for the six months ended October 31, 2000 consisted of the sale of common stock of $500,000 and increases in the revolving credit agreement of $90,000 partially offset by payments on long-term debt and capital lease obligations of $234,000. Cash flows used in financing activities for the six months ended October 31, 1999 consisted of a decrease in checks written in excess of bank balances of $167,000 and payments of $195,000 on long-term debt and principal payments on capital lease obligations partially offset by increase in the revolving credit agreement of $212,000. The Company is planning a capital investment with a business partner in an entity to operate a Large Area Mask facility in Singapore in the third quarter of fiscal year 2001. In connection with an Original Equipment Manufacturing Agreement ("the Agreement"), the Company made a $500,000 refundable deposit on equipment. Until an evaluation period is completed the transaction may be cancelled. If the evaluation period is successful, the minimum future commitment under the Agreement is $800,000. Additionally, the Company has received a customer deposit of $500,000 from a potential business partner who has verbally agreed to commit an additional $300,000. The Company is also anticipating entering into a joint venture agreement with the potential business partner. If the joint venture were established, the Company's $800,000 future commitment would be transferred to the newly formed entity. While these specific expansion plans will go forward with our current capital resources and refinancing of existing debt, additional growth and expansions in 2001 and beyond will be restricted if additional financing is not obtained in 2001. This is partly due to the extended lead-time required for capital equipment.

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

Securities Litigation Reform Act. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, the Company's ability to (i) replace its existing revolving credit facility and (ii) open the proposed Large Area Mask facility in Singapore; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Change in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matter to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    27.1     Financial Data Schedule

            (b)     Reports on Form 8-K

                    During the quarter ended October 31, 2000, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 20, 2000                      By  /S/ Clifford F. Stritch, Jr.
                                           ----------------------------
                                           Clifford F. Stritch, Jr.
                                           Chief Executive Officer

                                       By  /S/ Barry Onufrock
                                           ------------------
                                           Barry Onufrock
                                           Chief Financial Officer

                                INDEX TO EXHIBITS



   EXHIBIT NO.                DESCRIPTION OF EXHIBIT                  PAGE NO.
   -----------                ----------------------                  --------


         27.1         Financial Data Schedule