Form 10QSB
period 2001-01-31
INFINITE GRAPHICS INC
filed 2001-03-22
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from              to
                                                   ------------    -------------

                    Commission file number   0-13042
                                          --------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of March 22, 2001.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   INFINITE GRAPHICS
                                    BALANCE SHEETS
                                       UNAUDITED

                                                                January 31, 2001    April 30, 2000
                                                                ----------------    --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $   276,391       $    87,165
  Accounts receivable, less allowance for doubtful accounts
     of $166,000 and $198,900 respectively                             1,380,413         1,278,366
  Inventories                                                            607,594           520,449
  Equipment Deposit                                                      500,000                --
  Prepaid expenses and other                                             338,547           181,598
                                                                     -----------       -----------
          Total current assets                                         3,102,945         2,067,578
  Property, Plant, and Equipment, Net                                  3,086,596         2,915,556
  Purchased Software, Net                                                117,677           152,526
  Other Assets                                                            27,742            25,044
  Investment in Joint Venture                                             76,680                --
                                                                     -----------       -----------
                                                                     $ 6,411,640       $ 5,160,704
                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit agreement                                         $   249,510       $   305,559
  Trade accounts payable                                                 909,944         1,038,294
  Customer Deposit                                                       500,000                --
  Accrued salaries, wages, vacations, and employee withholdings          411,931           305,270
  Other accrued expenses                                                 446,248           419,991
  Deferred Income                                                        191,340             5,534
  Current portion of long-term debt                                      141,916           321,912
  Current portion of capitalized lease obligations                       316,884           303,935
                                                                     -----------       -----------
          Total current liabilities                                    3,167,773         2,700,495

LONG-TERM DEBT, less current portion                                     663,786           486,511

CAPITALIZED LEASE OBLIGATIONS, less current portion                      650,076           778,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    Issued and outstanding 3,024,797 and 2,802,575 respectively        4,681,697         4,181,697
  Accumulated deficit                                                 (2,751,692)       (2,986,362)
                                                                     -----------       -----------
          Total stockholders' equity                                   1,930,005         1,195,335
                                                                     -----------       -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 6,411,640       $ 5,160,704
                                                                     ===========       ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                THREE MONTH PERIOD              NINE MONTH PERIOD
                                                 ENDED JANUARY 31                ENDED JANUARY 31
                                               2001            2000            2001           2000
                                           ----------------------------------------------------------
REVENUES:
  Net sales                                $ 2,106,616     $ 1,695,819     $ 7,167,191    $ 5,699,734
  Other income                                 100,500           3,776         100,500        158,639
                                           -----------     -----------     -----------    -----------
               Total revenues                2,207,116       1,699,595       7,267,691      5,858,373

COSTS AND EXPENSES:
  Costs of products sold                     1,564,531       1,232,107       4,971,225    $ 4,181,087
  Selling, general and administrative          602,824         794,328       1,923,000      1,787,007
  (Gain) on sale of  fixed assets              (60,978)                        (89,199)
  Interest  expense                             69,816          56,916         199,676        174,720
  Loss in operations of Joint Venture           28,320                          28,320
                                           -----------     -----------     -----------    -----------
               Total costs and expenses      2,204,513       2,083,351       7,033,022    $ 6,142,814
                                           -----------     -----------     -----------    -----------

NET  INCOME (LOSS)                         $     2,603     $  (383,756)    $   234,669    $  (284,441)
                                           ===========     ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                        3,024,797       2,802,575       2,982,929      2,802,575
                                           ===========     ===========     ===========    ===========
                Diluted                      3,324,859       2,802,575       3,265,044      2,802,575
                                           ===========     ===========     ===========    ===========


                                           -----------     -----------     -----------    -----------
BASIC NET INCOME (LOSS) PER SHARE          $      0.00     $     (0.14)    $      0.08    $     (0.10)
                                           ===========     ===========     ===========    ===========

                                           -----------     -----------     -----------    -----------
DILUTED NET INCOME (LOSS) PER SHARE        $      0.00     $     (0.14)    $      0.07    $     (0.10)
                                           ===========     ===========     ===========    ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                        Nine Month Period
                                                                         Ended January 31
                                                                       2001            2000
                                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 234,669       $(284,441)
  Adjustments to reconcile net income (loss) to net cash
      Provided by operating activities:
    Depreciation and amortization                                      735,936         591,240
    Acquisition price financed through the reduction
     of accounts receivable Note B                                    (510,858)       (510,966)
    Gain on sale of fixed assets                                       (89,199)             --
    Loss in operations of Joint Venture                                 28,320
    Changes in assets and liabilities:
      Accounts receivable                                             (102,047)        (97,085)
      Inventories                                                      (87,145)         48,266
      Refundable Deposit                                              (500,000)             --
      Prepaid expenses and other                                       (81,140)         (8,347)
      Equipment Deposit                                                500,000
      Deferred Income                                                  185,806
      Accounts payable and  accrued expenses                             4,568         518,827
                                                                     -------------------------
            Net cash provided by operating activities                  318,910         257,494


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                            (327,075)       (196,663)
      Increase in Other Assets                                                        (105,000)
      Proceeds from sale of California operations                       20,000
      Increase in accounts receivable-other                                 --         351,961
                                                                     -------------------------
            Net cash (used in) provided by investing activities       (307,075)         50,298


CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks written in excess of bank balances                 --         (24,157)
      Proceeds from issuance of debt                                    67,277              --
      Net (payments) borrowings on revolving credit agreement          (56,050)         16,479
      Payments on long-term debt and capital lease obligations        (333,836)       (300,114)
      Proceeds from issuance of Common Stock                           500,000              --
                                                                     -------------------------
            Net cash provided by (used in) financing activities        177,391        (307,792)
                                                                     -------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              189,226              --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          87,165              --
                                                                     -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             276,391              --
                                                                     =========================

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of January 31, 2001 and the Statements of Operations for the nine month periods ended January 31, 2001 and 1999 and the Statements of Cash Flows for the nine months ended January 31, 2001 and 1999 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2000 has been derived from the audited Balance Sheet included in the Company's April 30, 2000 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2000 Annual Report on Form 10-KSB.

NOTE B:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999 under the terms of an Asset Purchase Agreement dated January 28, 1999 between the Company and PCI for a total purchase price not to exceed $2 million in the aggregate, including $375,000 plus an additional $1.625 Million contingent on future sales. Pursuant to the Asset Purchase agreement, the Company increased the value of the equipment acquired by $510,858 during the nine-month period ended January 31, 2001. The remaining purchase price will be recorded as property until the acquired property is reached and any excess will be recorded as goodwill at fair value (estimated at $1.65 Million). The contingent purchase price is paid through reduction in accounts receivable from PCI.

NOTE C:
Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE D:
On October 24, 1997 the Company entered into a revolving credit agreement. This note had been extended until February 10, 2001. This note has been renewed for one year until February 10, 2002. There were changes in the terms of the note. The minimum monthly interest has been reduced to $2,000 a month. Also, in May 2000, the Company entered into a $16,500 vehicle note, which is collateralized by the vehicle. The note has an interest rate of 9.5% and is due in monthly installments of $348. On November 7, 2000 the Company extended its Mortgage Note to November 7, 2005. The Note amount also has been increased to $275,000. The note continues the current interest rate of prime plus 2.0%, currently 11.50%, and monthly payments $3,892. On January 25, 2001 the Company entered into a Capital Lease for the purchase of Production Machinery. The lease is for four years with monthly payments of $3,251.

NOTE D:
During June 2000, the Company received proceeds of $500,000 of equity financing through a private placement of 222,222 shares of common stock at $2.25 per share. The common stock sold also has rights requiring the Company to issue additional shares of common stock if, prior to April 30, 2001, the Company sells common stock at less than $2.25 per share.

NOTE E:
Effective August 3, 2000, the Company has sold its film phototool facility in Irving, CA for $130,000. Of this amount, $20,000 was received upon signing the agreement. The remaining $110,000 (received in February, 2001) was due at time of physical title transfer. The sale resulted in a gain of $28,221, which was recorded in August, 2000 as the sale price was not contingent upon the outcome of future events and the entire amount was deemed collectable. Sales from the Irving, CA facility were $122,000 for the period of May 1, 2000 through the date of sale.

NOTE F:
On November 30, 2000 the Company closed its film phototool facility in Salem, NH. The equipment was sold and resulted in a gain of $60,978. Sales from the Salem, NH facility were $145,000 for the nine-month period ended January 31, 2001.

NOTE G:
In the second quarter of fiscal 2001, the Company made a $500,000 deposit in connection with an Original Equipment Manufacturing Agreement ("the Agreement"). In connection with this Agreement, the Company has received a deposit of $500,000 as a down-payment for equipment from a customer who is a business partner. The Company's minimum future commitment under the Agreement is the deposit plus an additional $300,000.

The Company will be marketing a new prototype machine made specifically to its specifications. The Company is planning to market these machines through its new joint venture in Singapore. The joint venture is not a party to the Agreement. The deposit of $500,000 was refundable until the Company had accepted an evaluation of the first prototype machine which it did in March, 2001. This deposit has now become non-refundable and will be applied against the minimum purchase requirements for the next year. The Company's joint venture partner has also placed an order for five machines with the Company, which is also not refundable unless the Company is unable to deliver the machines ordered.

The manufacturer has guaranteed the price, delivery schedule, sales terms, and warranty as part of the Agreement. The contract extends automatically upon attainment of certain annual sales goals.

NOTE H:
In the third quarter of fiscal 2001, the Company transferred an equipment deposit of $105,000 to a newly formed joint venture entity, Infinite Graphics Pte, Ltd., a Singapore Corporation, as it's equity investment. The Company owns 50% of the joint venture and accounts for the investment using the equity method. The venture is in a start-up phase and had not begun production. The company recognized its share of the losses incurred. The joint venture has had no sales. Losses to date are $57,000.

NOTE I:
The Company has a concentration of sales to three customers. These customers represent 24%, 12% and 10% of net sales for nine months ending January 31, 2001. These customers represented 21%, 10% and 14% of net sales for nine months ending January 31, 2000.

NOTE J:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

NOTE K:
In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than April 30, 2001. The Company has started its evaluation of the impact of SAB No. 101 but has not yet determined the effects SAB 101 will have on the Company's financial position or the results of its operations today. The Company will complete this analysis of the effects of SAB 101 in the fourth quarter of fiscal year 2001 and will disclose the impact of adopting SAB 101 when determined.

In addition, the Company will comply with accounting disclosure EIFT 00-10 no later than the fourth quarter of fiscal year 2001, the required implementation date. Presently shipping and handling billed to customers and shipping and handling costs incurred by the Company are both recorded in cost of goods sold. The Company is presently evaluating materiality of shipping and handling billed or incurred.

NOTE L:
No income tax provision has been provided for in the statements of operation due to the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

Operations for the three months ended January 31, 2001 resulted in net sales of $2,107,000 compared to $1,696,000 for the same period last year or a 24% increase. The increase in sales is a result of both the offering of additional products and increased phototooling demand, primarily in the Large Area Mask business.

The gross margin for the three months ended January 31, 2001 was 26%, compared to 27% for the same period last year. The $542,000 gross profit for the three months ended January 31, 2001 compares to $464,000 for the same period last year. The increase in gross margin is primarily due to the increase in sales and the decrease in gross margin as a percentage of sales is primarily due to the increase in depreciation expense as it relates to the Colorado facility acquisition.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended January 31, 2001 were $603,000 compared to $794,000 for the same period last year, a decrease of $191,000 or 24%. S, G & A decreased due to personnel expense, reduced travel and marketing expense during the quarter, and reduced costs relating to the management, negotiation and termination of the Global Maintech sale and software license agreement. The Company's interest expense for the three months ended January 31, 2001 was $70,000 compared to $57,000 for the same period last year. The increase in interest expense is primarily due to the interest charges associated with the purchase of new equipment and an increased mortgage note.

On November 30, 2000, the Company closed its film phototool facility in Salem, NH. A gain on the sale of the equipment of $60,978 is reported in the three months ended January 31, 2001. Sales from the Salem, NH facility for the three months ended January 31, 2001 were $13,000. The Company has closed this facility as it no longer fits its plans in the Large Area Mask business. We anticipate collecting on the $70,000 equipment sales price in the fourth quarter.

The Company had other income of $100,500 for the three months ended January 31, 2001. The Company earned a commission on the sale of equipment installed and accepted during the quarter. The Company is the exclusive US sales representative for a line of Laser Imagers.

A Joint Venture formed with a business partner in Singapore is in the start-up phase of operations. The Company's share of losses for the quarter were $28,320. It is anticipated that the venture will begin production in the fourth quarter of this fiscal year.

The Company had net income of $2,603 for the three months ended January 31, 2001 compared to a net loss of $384,000 for the same period last year. A seasonal decline in sales occurs in the Company's third quarter.

NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2000

Operations for the nine months ended January 31, 2001 resulted in net sales of $7,167,000 compared to $5,700,000 for the same period last year or an 26% increase. The increase in sales is a result of both the offering of additional products and increased phototooling demand, primarily in the Large Area Mask business.

The gross margin for the nine months ended January 31, 2001 was 31%, compared to 27% for the same period last year. The $2,196,000 gross profit for the nine months ended January 31, 2001 compares to $1,519,000 for the same period last year. The increase in gross profit is primarily due to the increase in sales. The increase in gross margin as a percentage of sales and gross margins is primarily due to the increase in sales and a significant portion of cost of products sold being fixed.

The Company's total selling, general and administrative (S, G & A) expenses for the nine months ended January 31, 2001 were $1,923,000 compared to $1,787,000 for the same period last year, an increase of $136,000 or 8% increase. S, G & A increased due to increases in selling and administrative costs related to increases in personnel, travel costs in connection with the start-up joint venture and other business opportunities in the far east. The Company's interest expense for the nine months ended January 31, 2001 was $200,000 compared to $175,000 for the same period last year. The increase in interest expense is primarily due to the purchase of new equipment and higher interest rates.

On August 1, 2000, the Company entered into an agreement to sell its film phototool facility in Irving, CA, effective August 3, 2000. A gain on the sale of $28,221 was reported in August 2000. Sales from the Irving, CA facility for the fiscal year were $122,000. The Company has sold this facility, as it no longer fits its plans in the Large Area Mask business. We collected the remaining $110,000 of the transaction in February, 2001.

On November 30, 2000, the Company closed its film phototool facility in Salem, NH. A gain on the sale of the equipment of $60,978 is reported in the three months ended January 31, 2001. Sales from the Salem, NH facility for the nine months ended January 31, 2001 were $145,000. The Company has closed this facility as it no longer fits its plans in the Large Area Mask business. We anticipate collecting the $70,000 equipment sale price in the fourth quarter.

The Company had net income of $235,000 for the nine months ended January 31, 2001 compared to a net loss of $284,000 for the same period last year. Increased sales, improved margins and slowing S, G & A costs contributed to the net income improvements.

LIQUIDITY. The Company had negative working capital of $65,000 at January 31, 2001 and $633,000 at April 30, 2000. The change in working capital is primarily due to the receipt of $500,000 of equity financing in June 2000. The Company's cash flow provided by operations was $319,000 for the nine months ended January 31, 2001, compared to cash provided by operations of $257,000 for the same period last year. The increase in cash flow from operations is primarily due to increases in net income in and deferred income, a new component of cash flow for the Company. This was offset by increases in inventory, accounts receivable and prepaid expenses. Deferred income relates to the maintenance contracts and the deferral of certain software sales.

For the nine months ended January 31, 2001, the Company invested cash of $327,000 in capital equipment and purchased software and received $20,000 from the sale of the California operations. Cash flows provided by investing activities were $50,000 for the nine months ended January 31, 2000. It consisted primarily in the decrease in other receivables of $352,000 partially offset by expenditures for capital equipment of $197,000 and increases in other assets of $105,000.

Capital Resources. The Company's cash flow provided by financing activities was $177,000 for the nine months ended January 31, 2001 compared to cash flow used in financing activities of $308,000 during the same period last year. Cash flows provided by financing activities for the nine months ended January 31, 2001 consisted of the sale of common stock of $500,000 and issuance of debt of $67,000 partially offset by payments on long-term debt and capital lease obligations of $334,000 and decreases in the revolving credit agreement. Cash flows used in financing activities for the nine months ended January 31, 2000 consisted of payments of $300,000 on long-term debt and principal payments on capital lease obligations. The Company made a $105,000 capital investment in a joint venture entity to operate a Large Area Mask facility in Singapore in the third quarter of fiscal year 2001. It made this investment by transferring an equipment deposit with a major equipment supplier to the joint venture. In connection with an Original Equipment Manufacturing Agreement ("the Agreement"), the Company made a $500,000 deposit on equipment. Subsequent to the quarter ending January 31, 2001 the company accepted the terms of an evaluation period, thus committing the Company to the deposit and future minimum commitments under the contract of $300,000. Additionally, the Company has received a customer deposit of $500,000 from a business partner who has verbally agreed to commit an additional $300,000.

An equity investment of $500,000 was received in June 2000 and management believes that the cash provided from planned operations and availability under its revolving credit agreement will be sufficient to support the Company's expected cash needs for current operations for fiscal year 2001. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement has been extended to February 2002. The Company's mortgage note which matured on October 15, 2000 has been renewed for five years and provided an additional $74,000 in November 2000. The company also purchased equipment under a capital lease obligation that provided $132,000 of equipment. The Company is a very capital-intensive operation as noted by the large depreciation expense and the almost constant capital expenditures. Although the Company is exploring additional funding possibilities for its future capital needs, it has no agreements to provide additional debt (other than the revolving credit agreement) or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations beyond fiscal 2001.


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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than April 30, 2001. The Company has started its evaluation of the impact of SAB No. 101 but has not yet determined the effects SAB 101 will have on the Company's financial position or the results of its operations today. The Company will complete this analysis of the effects of SAB 101 in the fourth quarter of fiscal year 2001 and will disclose the impact of adopting SAB 101 when determined.

In addition, the Company will comply with accounting disclosure EIFT 00-10 no later than the fourth quarter of fiscal year 2001, the required implementation date. Presently shipping and handling billed to customers and shipping and handling costs incurred by the Company are both recorded in cost of goods sold. The Company is presently evaluating materiality of shipping and handling billed or incurred.


Securities Litigation Reform Act. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, the Company's ability to (i) obtain future needed financing and (ii) successfully operate Large Area Mask facility in Singapore; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART 2 - OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Change in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders

On November 20, 2000, Infinite Graphics Incorporated (the "Company") held an annual meeting of shareholders, and the persons nominated by management as listed in the Company's proxy statement dated October 23, 2000 (Clifford F. Stritch, Jr., Edwin F. Snyder, Michael J. Evers and George M. Heenan) were elected to the Company's Board of Directors in a solicitation of proxies in accordance with Regulation 14A under the Securities Exchange Act of 1934. A total of 2,524,458 shares were voted in favor of the election of each director nominee, 5,700 shares voted against the election of each director nominee and no shares abstained from a vote on this matter. There was no solicitation in opposition.

No other matters were voted upon at the annual meeting.

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      10.1  Material Contracts

              (b)     Reports on Form 8-K

                      During the quarter ended January 31, 2001, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 22, 2001                                   By /S/ Clifford F. Stritch, Jr.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer


                                                 By /S/ Barry B. Onufrock
                                                    ----------------------------
                                                    Barry B. Onufrock
                                                    Chief Financial Officer