Form 10KSB40/A
period 2001-04-30
INFINITE GRAPHICS INC
filed 2001-08-28
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                         FORM 10-KSB/A (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended               Commission File No.
                APRIL 30, 2001                         0-13042

                         INFINITE GRAPHICS INCORPORATED
                 (Name of Small Business Issuer in its Charter)

                  MINNESOTA                           41-0956693
      (State or other jurisdiction of      (IRS Employer Identification No.)
       Incorporation or Organization)

   4611 EAST LAKE STREET, MINNEAPOLIS, MN               55406
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

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001:


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
Clifford F. Stritch, Jr.    54    Chairman of the Board,   Chairman of the Board, Director, and CEO of     Aug. 1970
                                       Director, CEO       the Company. Mr. Stritch was the CFO of the
                                                           Company from November 1995 to May 2000.

Edwin F. Snyder             58        Executive Vice       From November 1998, Executive Vice President    Sept. 1990
                                    President, Director    of the Company. From October 1996 to
                                                           November 1998, Vice-President of Marketing
                                                           and Sales with Wave Crest of Edina,
                                                           Minnesota. From March 1995 to September
                                                           1996, Vice-President of Sales and Marketing
                                                           with Johnstech International, a manufacturer
                                                           of high performance test contacts. From
                                                           February 1992 to March 1995, Vice-President
                                                           of Marketing with Visu-Com of Baltimore,
                                                           Maryland, a manufacturer of personal
                                                           communications products.

Michael J. Evers            66           Director          Since 1974, Dean Emeritus of the Graduate       Sept. 1997
                                                           School of Business, Professor and Assistant
                                                           Professor of Strategic Management and
                                                           Marketing with University of St. Thomas
                                                           Minneapolis, Minnesota. Mr. Evers serves as
                                                           a director of Cellex Biosciences, Inc.

George M. Heenan            62           Director          Executive Fellow and Director of the             Nov. 2000
                                                           Institute of Strategic Management from July
                                                           1999 to present, and Executive Fellow and
                                                           Director of the Institute of Venture
                                                           Management at the University of St. Thomas
                                                           from September 1994 to July 1999. President
                                                           of Bissell Healthcare Corporation, North
                                                           American Operations, a manufacturer and
                                                           distributor of medical products, from
                                                           February 1991 to August 1994. Chairman of
                                                           Clarus Medical Systems, Inc., a manufacturer
                                                           of diagnostic and interventional endoscopes,
                                                           from May 1987 to February 1991. Mr. Heenan
                                                           has also been a principal of Heenan
                                                           Investments, Inc., a venture development and
                                                           investment company, since January 1986. Mr.
                                                           Heenan  has also been a director of Minntech,
                                                           Inc., a Minnesota medical device, designer
                                                           and manufacturer, since 1992.

Barry B. Onufrock           46    Chief Financial          Joined the Company in February 2000 and            N/A
                                      Officer              became Chief Financial Officer of the Company
                                                           as of May 24, 2000. From 1998 through 1999
                                                           Mr. Onufrock was Controller of Donatelle
                                                           Plastics, Inc., a manufacturer of precision
                                                           medical plastic injection molded products and
                                                           tooling. From 1988 to 1998 Mr. Onufrock was
                                                           the Assistant Controller and Tax Manager of
                                                           Marvin Windows and Doors of Warroad,
                                                           Minnesota, a manufacturer of wood windows and
                                                           doors.


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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.


ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table summarizes the annual compensation paid by the Company during fiscal years ended April 30, 2001, 2000, and 1999 to Clifford F. Stritch, Chief Executive Officer and Edwin F. Snyder, Exeutive Vice President, the "Named Executive Officers". No other executive officers of the Company had compensation in excess of $100,000 during any of the fiscal years for which information is provided.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                            -----------------------------------------------
                                            Salary           Bonus           Other
Name and Principal Position        Year        $               $               $
---------------------------        ----     ------           -----           -----
Clifford F. Stritch, Jr.           2001     175,000(1)            --         10,192(4)(5)
   Chief Executive Officer         2000     145,134           45,200(2)(3)    5,410(4)(5)
    and a Director                 1999     142,000           10,000(3)       5,380(4)(5)

Edwin F. Snyder (6)                2001     104,808               --             --
   Executive Vice President        2000      95,867               --             --
    and a Director                 1999      49,985               --             --

---------------

(1) Includes $17,012 of base salary applicable to the fiscal year but paid in subsequent year.
(2) Includes amount for the sales of the software division and the achievement of other specified goals.
(3) Bonuses relate to applicable fiscal year but were paid in subsequent years.
(4) Includes insurance and car allowance.
(5) Does not include $20,000 as payment for personal guarantee of Company's bank loan.
(6) Mr. Snyder joined the Company in November, 1998.



STOCK OPTIONS

         No options were granted to any Named Executive Officers in fiscal year ended April 30, 2001. The following table summarizes the value of all options held by the Named Executive Officers as of April 30, 2001


 AGGREGATED OPTION EXERCISES DURING FISCAL YEAR ENDED APRIL 30, 2001 AND OPTION
                            VALUES AT APRIL 30, 2001

                                                        Number of Securities           Value of Unexercised
                                                        Underlying Options at        In-The-Money Options at
                             Shares                        April 30, 2001               April 30, 2001(1)
                            Acquired      Value            --------------               -----------------
Name                      on Exercise    Realized    Exercisable / Unexercisable   Exercisable / Unexercisable
----                      -----------    --------    ---------------------------   ---------------------------
Clifford F. Stritch, Jr.       0            0                    0/0                           0/0
Edwin F. Snyder                0            0              40,000 /60,000               $14,500 / $21,750

(1) The amount set forth represents the difference between the fair market value of the Company's Common Stock as of April 30, 2001 ($1.80), and the option price, multiplied by the number of shares subject to the option.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In November, 2000, the Company entered into an employment agreement with Clifford F. Stritch, Jr. commencing November 20, 2000 and expiring November 20, 2012. The Employment Agreement provides that Mr. Stritch serve as the Company's Chief Executive Officer for a salary of not less than $175,000 base plus a discretionary bonus to be established annually by the Board of Directors. In addition the agreement provides for life insurance, disability insurance, vacation, a company provided vehicle and certain travel and business expenses. In the event of Mr. Stritch's death or disability, termination with "Cause" (as defined by the agreement) or if Mr. Stritch resigns other than for "Good Reason"(as defined by the agreement), Mr. Stritch is due all compensation and vacation due him to the date of his termination. Certain benefits continue until age 65. If Mr. Stritch is terminated without "Cause" or if Mr. Stritch resigns for "Good Reason" a severance payment provision applies. This severance payment equals 2.99 times Mr. Stritch's average pervious five years base salary and paid bonuses. In addition, health, life and disability insurance will continue until age 65, and Mr. Stritch's or his estate will be 100% vested with respect to any stock options outstanding on the termination date. Finally, a five year non-compete provision is included in the agreement. It protects the Company for "Confidential Information", "Inventions", "Corporate Products", and "Competitive Products" services that Mr. Stritch has agreed to not pursue. Mr. Stritch is to receive payments of 75% of his average base salary plus paid bonuses for the previous three years, not to exceed $150,000 per year, for five years following termination.

BOARD OF DIRECTOR COMPENSATION

         Each non-employee director of the Company receives $2,500 per quarter. In addition, as of November 20, 2000, George M. Heenan was granted options to purchase 50,000 shares of Common Stock at an exercise price of $2.625 pursuant to the terms of the Infinite Graphics Incorporated Stock Option Plan of 1997. The option was immediately exercisable for 20% of the amount granted and is exercisable in 40%, 60%, 80%, and 100% increments on the first, second, third, and fourth anniversaries of the option grant. The option expires on Feburary 20, 2006.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OUTSTANDING STOCK

         Information as to the name, address and stock holdings of each person known by the Company to be a beneficial owner of more than 5% of its Common Stock and as to the name, address and stock holdings of certain executive officers, each director and nominee for election to the Board of Directors and by all executive officers, directors, and nominees, as a group, as of August 28, 2001 is set forth below. Except as indicated below, the Company believes that each such person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

                                             Common Stock
   Name/Address of                          ------------------------------------
   Shareholder, Director or                  Amount Beneficially      Percent of
   Director Nominee                          Owned                    Class (1)
   -----------------------------------------------------------------------------

   Clifford F. Stritch, Jr.                  1,096,050(2)             36.2%
   4611 East Lake Street
   Minneapolis, Minnesota 55406

   Robert J. Fink                            154,000                  5.1%
   1850 Arvin Drive
   Mendota Heights, Minnesota 55118

   Touch Future Technology LTD               222,222                  7.3%
   C/O Hang Seng Bank LTD
   83 Des Vocus Road Central
   Hong Kong, China

   George M. Heenan                          10,000(3)                0.3%
   4309 College Heights Circle
   Minneapolis, MN

   Edwin F. Snyder                           107,800(4)               3.6%
   7275 Bush Lake Road
   Edina, Minnesota 55439

   Michael J. Evers                          70,000(5)                2.3%
   1000 LaSalle Avenue, MPL331
   Minneapolis, Minnesota 55403

   Barry B. Onufrock                         10,000(6)                0.3%
   1560 119th  Lane NE
   Blaine, Minnesota 55449

   Directors and Executive Officers as a     1,293,850(7)             42.8%
   Group (5 persons)

(1) In calculating percentage ownership, all shares of Common Stock which a named shareholder has the right to acquire within 60 days from the Record Date upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholders.
(2) An irrevocable trust of which Mr. Stritch's daughter, Kendra L. Stritch, is the beneficiary is the owner of 23,800 shares of Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in those shares. An irrevocable trust of which Mr. Stritch's son, Carter Francis Stritch, is the beneficiary is the owner of 21,500 shares of Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in these shares. Mr. Stritch is not a trustee of either trust.
(3) Includes options for the purchase of 10,000 shares of Common Stock, but excludes options for the purchase of 40,000 shares of Common Stock that are not exercisable within 60 days of the Record Date.
(4) Includes options for the purchase of 40,000 shares of Common Stock, but excludes options for the purchase of 60,000 shares of Common Stock that are not exercisable within 60 days of the Record Date.
(5) Includes options for the purchase of 70,000 shares of Common Stock, but excludes options for the purchase of 30,000 shares of Common Stock that are not exercisable within 60 days of the Record Date.
(6) Includes options for the purchase of 10,000 shares of Common Stock, but excludes options for the purchase of 40,000 shares of Common Stock that are not exercisable within 60 days of the Record Date.
(7) Includes options for the purchase of 130,000 shares of Common Stock, but excludes options for the purchase of 170,000 shares of Common Stock that are not exercisable within 60 days of the Record Date.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2001, the Company leased the properties at 4621 East Lake Street from Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Schultz. The lease for 4621 East Lake Street is dated October 31, 1983, and had an original term of five years. In 1988, the Company exercised its option to renew this lease for an additional five year term. The lease has subsequently been amended several times to extend the term. Currently, the lease has been orally amended to extend to April 30, 2004 on the same terms and conditions. The rent is currently $2,750 per month.

         The Company leased certain production equipment from Clifford F. Stritch, Jr. under the name "Hidden Ponds." Under the terms of the lease, the Company payed a monthly rent of $3,000 through April, 2001.

         The Company pays Clifford F. Stritch, Jr. $20,000 as a fee for his being required to personally sign as guarantor of the Company's debt.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 28, 2001                   By: /s/ Clifford F. Stritch, Jr.
                                           -------------------------------------
                                                 Clifford F. Stritch, Jr.
                                                 Chief Executive Officer

                                        By: /s/ Barry B. Onufrock.
                                           -------------------------------------
                                                 Barry B. Onufrock
                                                 Chief Financial Officer