Form 10QSB
period 2001-07-31
INFINITE GRAPHICS INC
filed 2001-09-14
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended July 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to __________

                        Commission file number   0-13042
                                                 ------------------------------

                         Infinite Graphics Incorporated
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                              41-0956693
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                           Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of August 30, 2001.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                                 BALANCE SHEETS

                                                                  July 31, 2001   April 30, 2001
                                                                   -----------     -----------
ASSETS                                                              Unaudited
CURRENT ASSETS:
  Cash                                                             $   131,326     $    67,917
  Accounts receivable, less allowance for doubtful accounts
     of $163,000 and $178,000, respectively                          1,288,440       1,430,514
  Receivable from Related Party                                         95,450         171,687
  Inventories                                                          477,347         436,604
  Prepaid expenses and other                                            98,597         122,392
  Equipment Deposit                                                    500,000         500,000
                                                                   -----------     -----------
          TOTAL CURRENT ASSETS                                       2,591,160       2,729,114
                                                                   -----------     -----------
Property and Equipment, Net                                        $ 2,914,976       3,139,250
                                                                   -----------     -----------
Other Assets:
  Purchased Software, Net                                               93,032         106,808
  Investment in Joint Venture                                          162,715              --
  Intangibles and other assets, net                                    322,586          21,155
                                                                   -----------     -----------
                                                                     6,084,469       5,996,327
                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable, bank                                               $   608,358     $   421,761
  Current maturities of long-term debt                                 490,854         459,236
  Trade Accounts Payable                                               625,819         557,006
  Accrued Expenses:
     Compensation                                                      403,955         418,267
     Other                                                             537,732         468,884
  Deferred Revenue                                                     123,503         155,685
  Customer deposit                                                     500,000         500,000
                                                                   -----------     -----------
          TOTAL CURRENT LIABILITIES                                  3,290,221       2,980,839
                                                                   -----------     -----------
Long-Term Debt, less current maturities                              1,063,169       1,202,466
                                                                   -----------     -----------

LOSSES IN EXCESS OF INVESTMENT OF JOINT VENTURE                             --           5,574
                                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    Issued and outstanding 3,024,797 and 3,024,797 respectively      4,681,697       4,681,697
  Accumulated deficit                                               (2,950,618)    $(2,874,249)
                                                                   -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                           1,731,079       1,807,448
                                                                   -----------     -----------

                                                                   $ 6,084,469     $ 5,996,327
                                                                   ===========     ===========

See Notes to Financial Statements.

                          INFINITE GRAPHIC INCORPORATED
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                              THREE MONTH PERIOD
                                                                ENDED JULY 31,
                                                             2001            2000
                                                         ---------------------------
REVENUES:
  Net sales                                              $ 2,039,136     $ 2,586,170
  Other income                                                 1,458           6,045
                                                         -----------     -----------
               TOTAL REVENUES                              2,040,594       2,592,215
                                                         -----------     -----------
COSTS AND EXPENSES:
  Costs of products sold                                   1,745,000       1,781,640
  Selling, general and administrative                        485,030         647,766
  Interest  expense                                           55,222          70,516
                                                         -----------     -----------
               TOTAL COSTS AND EXPENSES                    2,285,252       2,499,922
                                                         -----------     -----------

               INCOME (LOSS) FROM OPERATIONS                (244,658)         92,293

Equity in earnings of joint venture                          168,289              --
                                                         -----------     -----------
              NET INCOME (LOSS)                          $   (76,369)    $    92,293
                                                         ===========     ===========

Earnings (loss) per share data:
   Basic earnings (loss) per share                       $      (.03)    $       .03
                                                         ===========     ===========
   Basic weighted-average common shares outstanding        3,024,797       2,899,193
                                                         ===========     ===========
   Diluted earnings (loss) per share                     $      (.03)    $       .03
                                                         ===========     ===========
   Diluted weighted-average common shares outstanding      3,024,797       3,159,018
                                                         ===========     ===========

See Notes to Financial Statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            THREE MONTH PERIOD
                                                                              ENDED JULY 31,
                                                                            2001         2000
                                                                         -----------------------
Cash Flows From Operating Activities
   Net income (loss)                                                     $ (76,369)    $  92,293
   Adjustments to reconcile net income (loss) to net cash provided by
   Operating activities:
      Depreciation and amortization                                        266,151       235,731
      Contingent acquisition price financed through the reduction of
         accounts receivable                                              (120,062)     (161,076)
      Equity in earnings of joint venture                                 (168,289)           --
      Changes in assets and liabilities:
         Accounts receivable                                               218,313       (29,820)
         Inventories                                                       (40,743)        5,109
         Prepaid expenses and other                                         23,795         2,621
         Other assets                                                      (83,960)           --
         Accrued expenses and deferred revenue                              91,167        39,240
                                                                         -----------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                      110,003       184,098

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                               (125,510)     (131,653)
                                                                         -----------------------
            NET CASH USED IN INVESTING ACTIVITIES                         (125,510)     (131,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) on revolving credit agreement              186,598       (96,476)
      Principal payments on long-term debt and capital lease
         obligations                                                      (107,682)      (81,244)
      Proceeds from issuance of Common Stock                                    --       500,000
                                                                         -----------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                       78,916       322,280
                                                                         -----------------------

           NET INCREASE IN CASH                                             63,409       374,725

Cash
                                                                         -----------------------
   Beginning of year                                                        67,917        87,165
                                                                         -----------------------
   End of period                                                         $ 131,326     $ 461,890
                                                                         =======================

See Notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of July 31, 2001 and the Statements of Operations for the three month periods ended July 31, 2001 and 2000 and the Statements of Cash Flows for the three months ended July 31, 2001 and 2000 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2001 has been derived from the audited Balance Sheet included in the Company's April 30, 2001 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2001 Annual Report on Form 10-KSB.

NOTE B:
The Company acquired certain assets and assumed certain liabilities of Photronics Colorado, Inc. (PCI), a Colorado corporation, effective as of January 28, 1999, under the terms of an Asset Purchase Agreement dated January 28, 1999, between the Company and PCI for a total purchase price not to exceed $2 million in the aggregate. The acquired assets were used in the production of precision glass products. The Company paid $375,000 of the purchase price in cash on January 28, 1999. In addition, the Company will pay or credit PCI over a period of 36 months following January 28, 1999, at a rate not to exceed $150,000 per quarter on a cumulative basis, the following: (a) 50 percent of all net invoices of certain large area masks (LAM) shipped to or for PCI and (b) 10 percent of the net invoice amount received from the sale of LAM to existing and identified PCI customers. This remaining purchase price was an amount that was not certain.

The Company has increased the value of the equipment acquired by $161,076 for credit memos issued or to be issued in accordance with the Asset Purchase Agreement relating to LAM shipments in the quarter ended July 31, 2001. The increase for the year ended April 30, 2001 was $686,262. The maximum purchase price was reached in August, 2001. As of July 31, 2001, the value of the equipment has been recorded at its fair market value due to the additional purchase price incurred. The excess of purchase price over the fair market value of the equipment has been recorded as goodwill or other intangibles.

NOTE C:
In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest, but does not hold a controlling interest. As of June 30, 2001, the joint venture had accumulated net income in excess of the Company's original investment of $105,000. The original investment has been reduced by elimination of intercompany profit. Unaudited condensed financial statement information for the joint venture as of June 30, 2001, is as follows:

                                                          Unaudited
Total assets                                           $  1,520,568
                                                       ===============

Total liabilities                                      $  1,152,783
                                                       ---------------

Stockholders' equity:                                       367,785
                                                       ---------------
                                                       $  1,520,568
                                                       ===============
For the 3-month period ended June 30, 2001:
Net Sales                                              $    589,954
                                                       ===============
Gross Profit                                                386,898
                                                       ===============
Net Income                                             $    336,578
                                                       ===============

The joint venture owes the Company $95,450 at July 31, 2001, for various cost reimbursements and a sale of equipment. The Singapore operation is in its early operations, and is still increasing production to reach break-even. The results of the joint-venture for the quarter were positively impacted by equipment sales. Such equipment sales may or may not occur on a regular basis.

NOTE D:
Under an agreement to sell photoplotters under its own name, the Company has made a nonrefundable deposit with a manufacturer for the purchase of five machines. In addition, the agreement requires the Company to purchase equipment for approximately $300,000. The deposit is $100,000 for each of five machines, or a total of $500,000. The machines will be sold directly by the Company, or, to its joint venture, at cost.

The Company has also received a refundable deposit from its joint venture partner in the same amount as it has made to the manufacturer.

If any or all of the machines are not delivered to the partner, the Company is to refund the portion of the deposit relating to those machines. The Company will not recognize any sales or cost of sales relating to these machines, as the Company is acting only as a conduit for the transfer of these machines. The Company, however, is subject to risk that some portion of the refundable deposit may have to be refunded. The Company does not expect any material losses from this arrangement.


NOTE E:
The Company has a revolving credit agreement (the Revolver), at the lender's discretion, that allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (10.75 percent at July 31, 2001), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee.

The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or February 10, 2002. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to February 10, 2002.

NOTE F:
In June 2000, the Company received proceeds of $500,000 of equity financing through a private placement of 222,222 shares of common stock at $2.25 per share. Issuance costs related to the stock sold were not significant.

NOTE G:
Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE H:
The Company has a concentration of sales to certain major customers. Two customers represent 18% and 11% of net sales for the three months ending July 31, 2001. Two customers represented 24% and 11% of net sales for the three months ended July 31, 2000.

NOTE I:
No income tax provision has been provided for in the statements of operation due to the utilization of net operating loss carryforwards or due to the loss incurred for the period.


NOTE J:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has determined there is no effect of implementing SFAS No. 133 on its financial position or the results of its operations.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB No. 101 during the year ended April 30, 2001. The adoption of SAB No. 101 did not have a significant effect on the financial statements.

In addition, the Company is in compliance with accounting disclosure EIFT 00-10. The income statement for the period ended July 31, 2000 has been reclassified to reflect shipping and handling billed to customers as revenue and shipping and handling costs incurred by the Company as cost of sales. The amount of reclassification was $1,550.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

Operations for the three months ended July 31, 2001 resulted in net sales of $2,039,000 compared to $2,586,000 for the same period last year or a 21% decrease. The decrease in sales is a result of decreased phototooling demand, primarily in the Large Area Mask business, and the decrease in sales resulting from the sale of our California and New Hampshire film photoplotting facilities in August and November, 2000.

The gross margin for the three months ended July 31, 2001 was 14%, compared to 31% for the same period last year. The $294,000 gross profit for the three months ended July 31, 2001 compares to $805,000 for the same period last year. The decrease in gross margin is primarily due to the decrease in sales without reducing fixed costs and an unfavorable change in customer product mix. The decrease in gross margin as a percentage of sales is primarily due to the increase in depreciation expense due to the acquisition of the Colorado facility and a change in product mix.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended July 31, 2001 were $485,000 compared to $648,000 for the same period last year, a decrease of $163,000 or 25%. S, G & A decreased due to reduced personnel and profit sharing expense of $41,000, reduced equipment operating leasing of $12,000, reduced bad debt expense of $70,000, and other cost cutting measures during the quarter. The Company's interest expense for the three months ended July 31, 2001 was $55,000 compared to $71,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

The income from joint venture of $168,000 for the three-month period ending June 30, 2001 is primarily the result of the sale of equipment by the joint venture during the period. The Singapore operation is in its early operations, and is still increasing production. These results are not indicative of the results expected for the remainder of the year. The normal phototooling operations are not yet at a break even and the joint-venture may produce an operating loss for the year.

The Company had a net loss of $76,000 for the three months ended July 31, 2001 compared to net income of $92,000 for the same period last year.

Liquidity. The Company had negative working capital of $699,000 at July 31, 2001 and $252,000 at April 30, 2001. The change in working capital is primarily due to the net operating loss for the quarter. The Company's cash flow provided by operations was $110,000 for the three months ended July 31, 2001, compared with cash flow provided by operations of $184,000 for the same period last year. The decrease in cash flow from operations is primarily due to the net loss and increased depreciation. The increase in depreciation and amortization is primarily due to the capital expenditures in fiscal 2001 and 2000 which principally include additional purchase price of the Colorado acquisition.

For the three months ended July 31, 2001 the Company invested cash of $126,000 in capital equipment and purchased software. For the three months ended July 31, 2000 the Company invested cash of $132,000 in capital equipment.

Capital Resources. The Company is exploring avenues of raising cash in order to complete some equipment and operational opportunities that are believed to be desirable to the Company in the near term. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement ends in

February 2002. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2002 and may not be able to expand its investment into new operations beyond its current levels.

The Company's cash flow provided by financing activities was $79,000 for the three months ended July 31, 2001 compared to cash flow provided by financing activities of $322,000 during the same period last year. Cash flows provided by financing activities for the three months ended July 31, 2001 consisted of payments on long-term debt of $115,000 offset by increases under the revolving credit agreement of $187,000. For the three months ended July 31, 2000 cash was provided by the sale of common stock of $500,000, partially offset by decreases under revolving credit agreement of $96,000, payments on long-term debt and capital lease obligations of $81,000.

Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Securities Litigation Reform Act. Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, the Company's ability to obtain future needed financing and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has determined there is no effect of implementing SFAS No. 133 on its financial position or the results of its operations.

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB No. 101 during the year ended April 30, 2001. The adoption of SAB No. 101 did not have a significant effect on the financial statements.

In addition, the Company is in compliance with accounting disclosure EIFT 00-10. The income statement for the period ended July 31, 2000 has been reclassified to reflect shipping and handling billed to customers as revenue and shipping and handling costs incurred by the Company as cost of sales. The amount of reclassification was $1,550.

PART 2 - OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Change in Securities and Use of Proceeds
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits
                       None


              (b)      Reports on Form 8-K

                       During the quarter ended July 31, 2001, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sepetember 13, 2001                              By /S/ Clifford F. Stritch, Jr.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer


                                                 By /S/ Barry B. Onufrock
                                                    ----------------------------
                                                    Barry B. Onufrock
                                                    Chief Financial Officer