Form 10QSB
period 2001-10-31
INFINITE GRAPHICS INC
filed 2001-12-17
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended October 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                For the transition period from _____ to ________

                                Commission file number  0-13042
                                                       -------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of December 14, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INFINITE GRAPHICS INCORPORATED
                                    BALANCE SHEETS

                                                                    October 31, 2001      April 30, 2001
                                                                    ----------------      --------------
ASSETS                                                                 Unaudited
CURRENT ASSETS:
  Cash                                                               $           --       $       67,917
  Accounts receivable, less allowance for doubtful accounts
     of $168,000 and $178,000, respectively                               1,639,434            1,430,514
  Receivable from Related Party                                              93,863              171,687
  Inventories                                                               489,510              436,604
  Prepaid expenses and other                                                167,989              122,392
  Equipment Deposit                                                         500,000              500,000
                                                                     --------------       --------------
          TOTAL CURRENT ASSETS                                            2,890,796            2,729,114

Property and Equipment, Net                                               2,731,228            3,139,250
                                                                     --------------       --------------
Other Assets:
  Purchased Software, Net                                                    79,111              106,808
  Investment in Joint Venture                                               153,688                   --
  Intangibles and other assets, net                                         286,524               21,155
                                                                     --------------       --------------
                                                                     $    6,141,347       $    5,996,327
                                                                     ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Checks written in excess of bank balance                           $      139,124       $           --
  Note payable, bank                                                        406,757              421,761
  Current maturities of long-term debt                                      495,477              459,236
  Trade Accounts Payable                                                    775,978              557,006
  Accrued Expenses:
     Compensation                                                           366,423              418,267
     Other                                                                  640,789              468,884
  Deferred Revenue                                                          129,403              155,685
  Customer deposit                                                          500,000              500,000
                                                                     --------------       --------------
          TOTAL CURRENT LIABILITIES                                       3,453,951            2,980,839
                                                                     --------------       --------------

Long-Term Debt, less current maturities                                     958,268            1,202,466
                                                                     --------------       --------------

LOSSES IN EXCESS OF INVESTMENT OF JOINT VENTURE                                  --                5,574
                                                                     --------------       --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    Issued and outstanding 3,024,797 and 3,024,797 respectively           4,681,697            4,681,697
  Accumulated deficit                                                    (2,952,569)          (2,874,249)
                                                                     --------------       --------------
          TOTAL STOCKHOLDERS' EQUITY                                      1,729,128            1,807,448
                                                                     --------------       --------------

                                                                     $    6,141,347       $    5,996,327
                                                                     ==============       ==============

See Notes to Financial Statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                 THREE MONTH PERIOD               SIX MONTH PERIOD
                                                                  ENDED OCTOBER 31,               ENDED OCTOBER 31,
                                                               2001             2000            2001             2000
REVENUES:
  Net sales                                                $  2,471,928     $  2,477,280    $  4,511,064     $  5,063,450
  Other income                                                       20               --           1,478               --
                                                           ------------     ------------    ------------     ------------
               TOTAL REVENUES                              $  2,471,948     $  2,477,280    $  4,512,542     $  5,063,450

COSTS AND EXPENSES:
  Costs of products sold                                      1,776,417        1,627,929       3,521,417        3,409,569
  Selling, general and administrative                           543,156          678,455       1,028,186        1,320,176
  Gain on sale of California operations                                          (28,221)             --          (28,221)
  Charge for location shutdown and workforce reduction           90,340                           90,340               --
  Interest expense                                               54,960           59,344         110,182          129,860
                                                           ------------     ------------    ------------     ------------
               TOTAL COSTS AND EXPENSES                       2,464,873        2,337,507       4,750,125        4,831,384
                                                           ------------     ------------    ------------     ------------

               INCOME (LOSS) FROM OPERATIONS               $      7,075     $    139,773    $   (237,583)    $    232,066

Equity in earnings (loss) of joint venture                       (9,027)              --         159,262               --
                                                           ------------     ------------    ------------     ------------
               NET  INCOME (LOSS)                          $     (1,952)    $    139,773    $    (78,321)    $    232,066
                                                           ============     ============    ============     ============


Earnings (loss) per share data:
     Basic earnings (loss) per share                       $       (.00)    $        .05    $       (.03)    $        .08
                                                           ============     ============    ============     ============

     Basic weighted-average common shares outstanding         3,024,797        3,024,797       3,024,797        2,961,995
                                                           ============     ============    ============     ============

     Diluted earnings (loss) per share                     $       (.00)    $        .04    $       (.03)    $        .07
                                                           ============     ============    ============     ============

     Diluted weighted-average common shares outstanding       3,024,797        3,311,256       3,024,797        3,235,137
                                                           ============     ============    ============     ============

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                  SIX MONTH PERIOD
                                                                                  ENDED OCTOBER 31,
                                                                                2001             2000
                                                                            ------------     ------------
Cash Flows From Operating Activities
   Net income (loss)                                                        $    (78,321)    $    232,066
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                              572,402          472,585
      Contingent acquisition price financed through the reduction of
         accounts receivable                                                     (14,822)        (385,686)
      Gain on sale of California operations                                           --          (28,221)
      Equity in earnings of joint venture                                       (159,262)              --
      Changes in assets and liabilities:
         Accounts receivable                                                    (131,096)        (245,708)
         Inventories                                                             (52,906)           9,559
         Prepaid expenses and other                                              (93,189)         (98,144)
         Refundable Deposit                                                           --         (500,000)
         Customer Deposit                                                             --          500,000
         Other assets                                                            (42,073)              --
         Accrued expenses and deferred revenue                                   312,751          (75,235)
                                                                            ------------     ------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  313,484         (118,784)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                     (257,666)        (215,281)
      Proceeds from sale of California operations                                                  20,000
                                                                            ------------     ------------
            NET CASH USED IN INVESTING ACTIVITIES                               (257,666)        (195,281)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in checks written in excess of bank balance                       139,124               --
      Net borrowings (payments) on revolving credit agreement                    (23,995)          90,414
      Principal payments on long-term debt and capital lease obligations        (238,864)        (234,365)
      Proceeds from issuance of Common Stock                                          --          500,000
                                                                            ------------     ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (123,735)         356,049
                                                                            ------------     ------------

            NET INCREASE (DECREASE) IN CASH                                      (67,917)          41,984

Cash
                                                                            ------------     ------------
   Beginning of year                                                              67,917           87,165
                                                                            ------------     ------------
   End of period                                                            $         --     $    129,149
                                                                            ============     ============

See Notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of October 31, 2001 and the Statements of Operations for the three and six month periods ended October 31, 2001 and 2000 and the Statements of Cash Flows for the six months ended October 31, 2001 and 2000 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2001 has been derived from the audited Balance Sheet included in the Company's April 30, 2001 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2001 Annual Report on Form 10-KSB.


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

The Company has increased the value of the assets acquired by $14,822 for credit memos issued or to be issued in accordance with the Asset Purchase Agreement relating to LAM shipments in the quarter ended October 31, 2001, and 134,884 for the six months ended October 31, 2001. The increase for the year ended April 30, 2001 was $686,262. The maximum purchase price was reached in August, 2001. As of October 31, 2001, the value of the equipment has been recorded at its fair market value due to the additional purchase price incurred. The excess of purchase price over the fair market value of the equipment has been recorded as goodwill or other intangibles.


NOTE C:
In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest, but does not hold a controlling interest. As of June 30, 2001, the joint venture had accumulated net income in excess of the Company's original investment of $105,000. The original investment has been reduced by elimination of intercompany profit. Unaudited condensed financial statement information for the joint venture as of September 30, 2001, is as follows:

                                                                                   Unaudited
Total assets                                                                      $ 1,494,814
                                                                            =================
Total liabilities                                                                 $ 1,173,099
                                                                            -----------------
Stockholders' equity:                                                                 321,715
                                                                            -----------------
                                                                                  $ 1,494,814
                                                                            =================
For the 3 and 6-month period ended September 30, 2001:  Three months Ended   Six Months Ended
                                                        September 30         September 30
Net Sales                                                       $  152,035          $ 741,989
                                                        =====================================
Gross Profit                                                         9,246            341,693
                                                        =====================================
Net Income                                                      $  (67,803)         $ 318,525
                                                        =====================================

The joint venture owes the Company $93,863 at October 31, 2001, for various cost reimbursements and a sale of equipment. The Singapore operation is in its early operations, and is still increasing production to reach break even. The results of the joint venture for the six months were positively impacted by equipment sales. Such equipment sales may or may not occur on a regular basis.


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


NOTE E:
The Company has a revolving credit agreement (the Revolver), at the lender's discretion, that allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (10.00 percent at October 31, 2001), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee.

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


NOTE F:
On October 1, 2001 the Company announced a downsizing of the Company. Besides the layoff of approximately 22% of the direct, indirect and administrative employees, the closure of the Hallsville, MO facility and transfer of equipment to the remaining locations was announced. The one-time charges of $90,000 includes the severance granted to terminated employees and costs of closure of the Missouri facility.


NOTE G:
Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.


NOTE H:
The Company has a concentration of sales to certain major customers. One customer represented 13%, of net sales for the three months ended October 31, 2001. One customer represents 15% for the six months ending October 31, 2001. Three customers represented 23% and 13% and 11% of net sales for the three months ended October 31, 2000. Two customers represented 24% and 12% for the six months ended October 31, 2000.

NOTE I:
No income tax provision has been provided for in the statements of operation due to the utilization of net operating loss carryforwards or due to the loss incurred for the period.


NOTE J:
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has determined the effect of implementing SFAS No. 133 on its financial position or the results of its operations is not material.

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

In July, 2001, the Financial Acounting Standards Board issued SFAS No. 143 ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending April 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August, 2001 the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ended April 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

Operations for the three months ended October 31, 2001 resulted in net sales of $2,472,000 compared to $2,476,000 for the same period last year or 0% change. Although sales were flat from the prior year, sales have increased from the fiscal quarter ended July 31, 2001 by $433,000 or 21%. The flat revenue from a year ago is a result of decreased phototooling demand, primarily in the Large Area Mask business, offset by the expansion of the Company's customer base in the Large Area Mask business. The prior year also contained sales from our film photoplotting facilities in California and New Hampshire which were sold in August and November, 2000 respectively.

The gross margin for the three months ended October 31, 2001 was 28%, compared to 34% for the same period last year. The $696,000 gross profit compared for the six months ended October 31, 2001 to $849,000 for the same period last year. The gross profit for the second quarter more than doubles the first quarter gross profit of $294,000. The decrease in gross margin from the quarter ended October 31, 2000 is primarily due to an unfavorable customer product mix and an increase in raw material costs. The decrease in gross margin as a percentage of sales is primarily due to the increase in depreciation expense due to the acquisition of the Colorado facility, an increase in raw material costs, partially offset by the closure of a Large Area Mask service center in Hallsville, MO.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended October 31, 2001 were $543,000 compared to $678,000 for the same period last year, a decrease of $135,000 or 20%. S, G & A decreased due to continued personnel and other cost cutting measures during the quarter. The Company's interest expense for the three months ended October 31, 2001 was $55,000 compared to $59,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

The Company recorded a one-time charge to the quarter of $90,000 for the closure of its Hallsville, MO facility, and a workforce reduction of 17 persons, both effective on October 1, 2001. Costs included the write-off of assets abandoned of $29,000, employee layoff and severance costs of $35,000 and $26,000 of other expenses. The consolidating of facilities is expected to contribute to improvements in the gross profit and gross margin of future operations.

The loss from the Singapore Joint Venture of $9,000 for the three-month period ended September 30, 2001 is primarily the result of growing phototooling services sales resulting in the operation approaching break even point. The six-month period ended September 30, 2001 recorded income of $159,000, and is primarily the result of the sale of equipment by the joint venture during the period.

The Company had a net loss of $2,000 for the three months ended October 31, 2001 compared to net income of $140,000 for the same period last year.

SIX MONTHS ENDED OCTOBER 31, 2001 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2000

Operations for the six months ended October 31, 2001 resulted in net sales of $4,511,000 compared to $5,063,000 for the same period last year or a 11% decrease. The decrease in sales is a result in a general decrease in phototooling demand, primarily the Large Area Mask business and the transfer of certain customer accounts to the Singapore Joint Venture.

The gross margin for the six months ended October 31, 2001 was 22% compared to 33% for the same period last year. The $849,000 gross profit compared for the six months ended October 31, 2001 with $1,654,000 for the same period last year. The decrease in gross margin is directly attributable to reduced sales in the Large Area Mask marketplace and higher raw material costs, and a high level of fixed expenses and overhead investments. This gross profit decrease has partially been offset by the closure of a Large Area Mask service center in Hallsville, MO.

The Company's total selling, general and administrative (S, G & A) expenses for the six months ended October 31, 2001 were $1,028,000 compared to $1,320,000 for the same period last year, a decrease of $292,000 or 22%. S, G & A decreased due to continued general cost cutting, and decreases in selling and administrative costs related to a decrease in personnel. The Company's interest expense for the six months ended October 31, 2001 was $110,000 compared to $130,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

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

The Company had a net loss of $78,000 for the six months ended October 31, 2001 compared to net income of $232,000 for the same period last year.

Liquidity. The Company had negative working capital of $563,000 at October 31, 2001 and $252,000 at April 30, 2001. The change in working capital is primarily due to the loss from operations for the first six-months ended October 31, 2001. The Company's cash flow provided by operations was $313,000 for the six months ended October 31, 2001, compared with cash flow used in operations of $119,000 for the same period last year. The increase in cash flow from operations is primarily due to depreciation expense and increased deferred expenses offset by the net operating loss, equity earnings in the Singapore Joint Venture and increased Accounts Receivable. The increase in depreciation and amortization is primarily due to the capital expenditures in fiscal 2001 and 2000 that principally include additional purchase price of the Colorado acquisition.

For the six months ended October 31, 2001 the Company invested cash of $258,000 in capital equipment, building improvements and purchased software. For the three months ended October 31, 2000 the Company invested cash of $215,000 in capital equipment.

Capital Resources. The Company is exploring avenues of raising cash in order to complete some equipment and operational opportunities that are believed to be desirable to the Company in the near term. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible photoplotting and photomask services receivable, up to $750,000. This agreement ends in February 2002. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2002 and may not be able to expand its investment into new operations beyond its current levels.

For the six months ended October 31, 2001, the Company principally made mandatory payments on existing long-term financing and managed cash through its revolving credit arrangement and checks written in excess of the bank balances. For the six-months ended October 31, 2000, the Company received a $500,000 equity investment from the sale of common stock offset by payments under its existing long-term financing.

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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has determined the effect of implementing SFAS No. 133 on its financial position or the results of its operations is not material.

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

In July, 2001, the Financial Acounting Standards Board issued SFAS No. 143 ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending April 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August, 2001 the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ended April 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Change in Securities and Use of Proceeds
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matter to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None


            (b)   Reports on Form 8-K

                  During the quarter ended October 31, 2001, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 14, 2001                       By  /S/ Clifford F. Stritch, Jr.
                                            ----------------------------
                                            Clifford F. Stritch, Jr.
                                            Chief Executive Officer


                                        By  /S/ Barry B. Onufrock
                                            ---------------------
                                            Barry B. Onufrock
                                            Chief Financial Officer