Form 10QSB
period 2002-01-31
INFINITE GRAPHICS INC
filed 2002-03-18
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended January 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from ______ to ______

                                 Commission file number  0-13042
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of March 1, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   INFINITE GRAPHICS
                                    BALANCE SHEETS

                                                                   January 31, 2002     April 30, 2001
                                                                   ----------------     --------------
ASSETS                                                                unaudited
CURRENT ASSETS:
  Cash and cash equivalents                                         $      116,559      $       67,917
  Accounts receivable, less allowance for doubtful accounts
     of $98,000 and $198,900 respectively                                1,127,208           1,430,514
  Inventories                                                              416,472             436,604
  Equipment Deposit                                                        500,000             500,000
  Receivable from Related Party                                              8,557             171,687
  Prepaid expenses and other                                               204,970             122,392
                                                                    --------------      --------------
          Total current assets                                           2,373,767           2,729,114

Property, Plant, and Equipment, Net                                      2,504,459           3,139,250
                                                                    --------------      --------------

Other Assets:
Purchased Software, Net                                                     64,568             106,808
Intangibles and other assets, net                                          278,073              21,155
Investment in Joint Venture                                                109,991                  --
                                                                    --------------      --------------
                                                                    $    5,330,858      $    5,996,327
                                                                    ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note Payable, Bank                                                  $      290,802      $      421,761
Trade accounts payable                                                     446,196             557,006
Current maturities of long-term debt                                       512,241             459,236
Accrued Expenses:
    Compensation                                                           319,025             418,267
    Other                                                                  605,935             468,884
Deferred Income                                                            101,896             155,685
Customer Deposit                                                           500,000             500,000
                                                                    --------------      --------------
          Total current liabilities                                      2,798,594           2,980,839

LONG-TERM DEBT, less current portion                                       819,334           1,202,466

LOSSES IN EXCESS OF INVESTMENT OF JOINT VENTURE                                 --               5,574
                                                                    --------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Common stock, no par value; authorized 10,000,000 shares
Issued and outstanding 3,024,797                                         4,681,697           4,681,697
  Accumulated deficit                                                   (2,946,268)         (2,874,249)
                                                                    --------------      --------------
          Total stockholders' equity                                     1,735,429           1,807,448
                                                                    --------------      --------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $    5,330,858      $    5,996,327
                                                                    ==============      ==============

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                               THREE MONTH PERIOD              NINE MONTH PERIOD
                                                                ENDED JANUARY 31               ENDED JANUARY 31
                                                              2002           2001            2002            2001
                                                          ------------   ------------    ------------    ------------
REVENUES:
  Net sales                                               $  1,994,642   $  2,106,616    $  6,505,706    $  7,167,191
  Other income                                                  53,731        100,500          55,210         100,500
                                                          ------------   ------------    ------------    ------------
               Total revenues                                2,048,374      2,207,116       6,560,916       7,267,691

COSTS AND EXPENSES:
  Costs of products sold                                     1,494,155      1,564,531       5,015,572       4,971,225
  Selling, general and administrative                          455,922        602,824       1,485,255       1,923,000
  Charge for location shutdown and workforce reduction              --             --          90,340              --
  (Gain) on sale of fixed assets                                    --        (60,978)             --         (89,199)
  Interest expense                                              48,299         69,816         157,334         199,676
  Loss (Income) in operations of Joint Venture                  43,697         28,320        (115,565)         28,320
                                                          ------------   ------------    ------------    ------------
               Total costs and expenses                      2,042,073      2,204,513       6,632,936       7,033,022
                                                          ------------   ------------    ------------    ------------

NET INCOME (LOSS)                                         $      6,301   $      2,603    $    (72,020)   $    234,669
                                                          ============   ============    ============    ============



WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:
                Basic                                        3,024,797      3,024,797       3,024,797       2,982,929
                                                          ============   ============    ============    ============
                Diluted                                      3,038,391      3,324,859       3,024,797       3,265,044
                                                          ============   ============    ============    ============


                                                          ------------   ------------    ------------    ------------
BASIC NET INCOME (LOSS) PER SHARE                         $       0.00   $       0.00    $      (0.02)   $       0.08
                                                          ============   ============    ============    ============

                                                          ------------   ------------    ------------    ------------
DILUTED NET INCOME (LOSS) PER SHARE                       $       0.00   $       0.00    $      (0.02)   $       0.07
                                                          ============   ============    ============    ============

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                             Nine Month Period
                                                                              Ended January 31
                                                                           2002             2001
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $    (72,020)    $    234,669
  Adjustments to reconcile net income (loss) to net cash
      Provided by operating activities:
    Depreciation and amortization                                           812,925          735,936
     Contingent acquisition price financed through the reduction of
         accounts receivable                                                (14,822)        (510,858)
    Gain on sale of California operations                                        --          (89,199)
 Equity in (earnings) loss of joint venture                                (115,565)          28,320
    Changes in assets and liabilities:
      Accounts receivable                                                   466,436         (102,047)
      Inventories                                                            20,132          (87,145)
      Equipment Deposit                                                          --         (500,000)
      Prepaid expenses and other                                            (82,578)         (81,140)
      Customer Deposit                                                           --          500,000
      Other Assets                                                          (52,690)              --
      Accounts Payable, accrued expenses and deferred revenue              (126,789)         190,374
                                                                       ------------     ------------
            Net cash provided by operating activities                       835,027          318,910
                                                                       ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment and other fixed assets                        (298,629)        (327,075)
      Proceeds from sale of California operations                                             20,000
                                                                       ------------     ------------
            Net cash used in investing activities                          (298,629)        (307,075)
                                                                       ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                             --           67,277
      Net payments on revolving credit agreement                           (130,959)         (56,050)
      Payments on long-term debt and capital lease obligations             (356,797)        (333,836)
      Proceeds from issuance of Common Stock                                     --          500,000
                                                                       ------------     ------------
            Net cash provided by (used in) financing activities            (487,756)         177,391
                                                                       ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    48,642          189,226

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               67,917           87,165
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    116,559     $    276,391
                                                                       ============     ============

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of January 31, 2002 and the Statements of Operations for the three and nine month periods ended January 31, 2002 and 2001 and the Statements of Cash Flows for the nine months ended January 31, 2002 and 2001 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2001 has been derived from the audited Balance Sheet included in the Company's April 30, 2001 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2001 Annual Report on Form 10-KSB.

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

The Company has increased the value of the assets acquired by $134,884 for credit memos issued or to be issued in accordance with the Asset Purchase Agreement relating to LAM shipments for the nine months ended January 31, 2002. The increase for the year ended April 30, 2001 was $686,262. The maximum purchase price was reached in August, 2001. As of January 31, 2002, the value of the equipment has been recorded at its fair market value due to the additional purchase price incurred. The excess of purchase price over the fair market value of the equipment has been recorded as goodwill or other intangibles.

NOTE C:
In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest, but does not hold a controlling interest. As of December 31, 2001, the joint venture had accumulated net income in excess of the Company's original investment of $105,000. The original investment has been reduced by elimination of intercompany profit. Unaudited condensed financial statement information for the joint venture as of December 31, 2001, is as follows:

                                                                                  Unaudited
Total assets                                                                       $ 1,817,078
                                                                             =================
Total liabilities                                                                  $ 1,604,503
                                                                             -----------------
Stockholders' equity:                                                                  212,575
                                                                             -----------------
                                                                                   $ 1,817,078
                                                                             =================

For the 3 and 6-month period ended December 31, 2001:   Three months Ended   Nine months Ended
                                                        December 31          December 31
Net Sales                                                       $  155,216           $ 897,204
                                                        ==================   =================
Gross Profit                                                        30,294             371,987
                                                        ==================   =================
Net Income                                                      $  (87,394)          $ 231,130
                                                        ==================   =================

The joint venture owes the Company $8,557 at January 31, 2002, for various cost reimbursements and a sale of equipment. The Singapore operation is in its early operations, and is still increasing production to reach break even. The results of the joint venture for the nine months were positively impacted by equipment sales. Such equipment sales may or may not occur on a regular basis.

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

NOTE E:
The Company has a revolving credit agreement (the Revolver), at the lender's discretion, which allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (10.00 percent at January 31, 2002), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee.

The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or February 10, 2003. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to February 10, 2003. The Company is in technical violation of one covenant of the lending agreement; operating at a loss.

NOTE F:
On October 1, 2001 the Company announced a downsizing of the Company. Besides the layoff of approximately 15% of the direct, indirect and administrative employees, the closure of the Hallsville, MO facility and transfer of equipment to the remaining locations was announced. The one-time charges of $90,000 includes the severance granted to terminated employees, costs of closure of the Missouri facility and transfer costs of the equipment and inventory to other facilities.

NOTE G:
Basic net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE H:
The Company has a concentration of sales to certain major customers. Two customers represented 23%, and 10% of net sales for the three months ended January 31, 2002. One customers represents 18% for the nine months ended January 31, 2002. Two customers represented 23% and 11% of net sales for the three months ended January 31, 2001. Two customers represented 24% and 12% for the nine months ended January 31, 2001.

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

In July, 2001, the Financial Accounting Standards Board issued SFAS No. 143 ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending April 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144 ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending April 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001

Operations for the three months ended January 31, 2002 resulted in net sales of $1,995,000 compared to $2,107,000 for the same period last year or a 5% reduction. Although sales were slightly down from the prior year, the sales base of customers has improved and expanded at the same time the reliance on the three largest customers has decreased dramatically. The flat revenue from a year ago is a result of decreased phototooling demand, primarily in the Large Area Mask business, offset by the expansion of the Company's customer base in the Large Area Mask business. The prior year also contained sales from our film photoplotting facilities in California and New Hampshire which were sold in August and November, 2000 respectively. Sales of the software product has been especially soft in a marketplace where customers are simply not making new investments in added capacity.

The gross margin for the three months ended January 31, 2002 was 25%, compared to 26% for the same period last year. The $501,000 gross profit for the three months ended January 31, 2002 compares to $542,000 for the same period last year. The gross profit for the third quarter is not considered good for the LAM phototooling marketplace but the Company believes it to be satisfactory given the current level of sales and the Company's current excess capacity and high level of fixed costs. The closure of the facility in Hallsville, MO while maintaining similar sales level has contributed to the stabilized gross profit at this slow economic time in the high tech arena.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended January 31, 2002 were $456,000 compared to $603,000 for the same period last year, a decrease of $147,000 or 24%. S, G & A decreased due to the closure of the Hallsville, MO facility and a general workforce reduction and better general expense control in the second quarter. The Company's interest expense for the three months ended January 31, 2002 was $48,000 compared to $70,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

The loss from the Singapore Joint Venture of $44,000 for the three-month period ended December 31, 2001 is primarily the result of slow phototooling services sales for the quarter.

The Company had other income of $54,000 for the three months ended January 31, 2002 and $100,500 for the three months ended January 31, 2001. The Company filed a sales tax return in January 2002 to refund previously expensed sales taxes paid on production equipment leases over the prior three years. In 2001, the Company earned a commission on the sale of equipment installed and accepted during the quarter.

The Company had net income of $6,000 for the three months ended January 31, 2002 compared to net income of $3,000 for the same period last year.

NINE MONTHS ENDED JANUARY 31, 2002 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2001

Operations for the nine months ended January 31, 2001 resulted in net sales of $6,506,000 compared to $7,167,000 for the same period last year or a 9% decrease. The decrease in sales is a result in a general decrease in phototooling demand, primarily in the Large Area Mask business, and the transfer of certain customer accounts to the Singapore Joint Venture.

The gross margin for the nine months ended January 31, 2002 was 23% compared to 31% for the same period last year. The $1,490,000 gross profit compared for the nine months ended January 31, 2002 with $2,196,000 for the same period last year. The decrease in gross margin is directly attributable to reduced sales in the Large Area Mask marketplace and higher raw material costs, and a high level of fixed expenses and overhead investments. This gross profit decrease has partially been offset by the closure of a Large Area Mask service center in Hallsville, MO.

The Company's total selling, general and administrative (S, G & A) expenses for the nine months ended January 31, 2002 were $1,485,000 compared to $1,923,000 for the same period last year, a decrease of $438,000 or 23%. S, G & A decreased due to continued general cost cutting, and decreases in selling and administrative costs related to a decrease in personnel. The Company's interest expense for the nine months ended January 31, 2002 was $157,000 compared to $200,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

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

The Company had a net loss of $72,000 for the nine months ended January 31, 2002 compared to net income of $235,000 for the same period last year. Decreased sales and decreased margins offset by reductions in S, G & A costs contributed to the reversal in profitability.

Liquidity. The Company had negative working capital of $425,000 at January 31, 2002 and $252,000 at April 30, 2001. The change in working capital is primarily due to the loss from operations for the first nine-months ended January 31, 2002. The Company's cash flow provided by operations was $835,000 for the nine months ended January 31, 2002, compared with cash flow provided by operations of $319,000 for the same period last year. The large improvement in cash flow from operations despite the rather significant decrease in net income is the ending of the contingent purchase price financed through the reduction in accounts receivable and the reduction in accounts receivable. The increase in depreciation and amortization is primarily due to the capital expenditures in fiscal 2002 and 2001 that principally include additional purchase price of the Colorado acquisition.

For the nine months ended January 31, 2002 the Company invested cash of $299,000 in capital equipment, building improvements and purchased software. For the nine months ended January 31, 2001 the Company invested cash of $327,000 in capital equipment.

A summary of our contractual cash obligations at January 31, 2002 is as follows:

                                    -----------------------------------------------------------------------------------
                                                                  PAYMENTS DUE BY PERIOD
----------------------------------- -----------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    TOTAL          2002          2003          2004          2005          2006
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including
interest                              $1,343,914      $151,069      $604,278      $414,035      $146,943       $27,589
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                         991,035        49,850       197,613       220,447       178,875       192,375
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Purchase agreement for
manufacturing equipment
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total contractual cash
obligations                           $2,334,949      $200,919      $801,891      $634,482      $325,818      $219,964
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------------- ---------------------------- ---------------------------- --------------------------
 OTHER COMMERCIAL COMMITMENT      TOTAL AMOUNT COMMITTED       OUTSTANDING AT 01/31/02        DATE OF EXPIRATION
------------------------------- ---------------------------- ---------------------------- --------------------------
        Line of credit                   $750,000                     $290,802                 February 10, 2003
------------------------------- ---------------------------- ---------------------------- --------------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.

Capital Resources. The Company is exploring avenues of raising cash in order to complete some equipment and operational opportunities that are believed to be desirable to the Company in the near term. In February, 2002, the company entered into an operations agreement with a Chinese company in new developing technology. The Chinese company purchased an equal interest in the developed equipment for $250,000 plus is providing technical and operational expertise in exchange for half the production of the equipment when placed into service.

The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible photoplotting and photomask services receivable, up to $750,000. This agreement has been extended to February 2003. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2003 and may not be able to expand its investment into new operations beyond its current levels. The Company is in technical violation of one covenant of the lending agreement; and as of yet has not sought nor obtained a waiver, however management believes that these violations will not adversely affect the Company's ability to use the facility. The violated covenant is the net operating loss for the year. The Company will be seeking a waiver of this covenant violation.

For the nine months ended January 31, 2002, the Company principally made mandatory payments on existing long-term financing and managed cash through its revolving credit arrangement and managing accounts payable. For the nine-months ended January 31, 2001, the Company received a $500,000 equity investment from the sale of common stock offset by payments under its existing long-term financing.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, purchased software and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $98,000 should be adequate for any exposure to loss in our January 31, 2002 accounts receivable. Currently we have a $52,000 reserve for slow moving and obsolete inventories at January 31, 2002. We depreciate our property and equipment and purchased software over their estimated useful lives and we have not identified any items that are impaired.

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

In July, 2001, the Financial Accounting Standards Board issued SFAS No. 143 ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending April 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ended April 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.



PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matter to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None


         (b)      Reports on Form 8-K

                  During the quarter ended January 31, 2002, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 15, 2002                          By  /S/ Clifford F. Stritch, Jr.
                                            ----------------------------
                                            Clifford F. Stritch, Jr.
                                            Chief Executive Officer


                                        By  /S/ Barry B. Onufrock
                                            ----------------------------
                                            Barry B. Onufrock
                                            Chief Financial Officer