Form 10KSB
period 2002-04-30
INFINITE GRAPHICS INC
filed 2002-07-29
CIK 744500

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                               -------------------
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended      Commission File No.
                     APRIL 30, 2002                 0-13042
                               -------------------
                         INFINITE GRAPHICS INCORPORATED
                 (Name of Small Business Issuer in its Charter)
                               -------------------
                 MINNESOTA                           41-0956693
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

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                      ------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Registrant's revenues for fiscal year ended April 30, 2002:$8,784,488.

         Aggregate market value of voting stock held by non-affiliates of registrant as of July 2, 2002: Approximately $1,956,759 (based on the average of the high bid and asked prices ($1.07) on July 1, 2002. For this purpose, shares held by all executive officers and directors have been excluded, but without admitting all such persons are affiliates for other purposes).

         Number of shares outstanding as of July 2, 2002: 3,024,797 shares of Common Stock, no par value.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting to be filed with the Commission are incorporated by reference in Part III of this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      Infinite Graphics Incorporated ("IGI" or the "Company") primarily manufactures and services phototools. Phototools are film, glass or quartz substrates usually containing images of electronic circuits that are used as masters - similar to negatives in a photographic type process. Phototools are used primarily in the manufacture of precise electronic circuits used for circuit boards, semiconductors, flat panel displays or other electronic equipment. Those phototools specifically on glass or quartz are called "photomasks". Creation of a phototool begins when the Company receives a digital image created by its customer. This digital image is electronically transmitted to the Company mainly through the Internet. The Company further processes the data, precisely positions and transfers the image onto a high-quality substrate containing a photoemulsion or photoresist coating. The photoimage produced is used by the Company's customers as a master used during their manufacturing process. The Company has developed several proprietary technologies to provide a wide variety of electronic image formats, precisely reproduce the images and promptly ship the finished phototool to the customer on a custom order basis. In addition to its phototools product line, the Company also sells Glass products, its proprietary image processing software, laser imaging equipment and related materials to its customers, making IGI a full service precision graphics solution.

      During fiscal year 2001 the Company sold two of its photoplotting facilities. They were located in Salem, NH and Irvine, CA. Both produced film phototools film for local PWB fabricators. The product line they served has been steadily converting from primarily purchasing on the outside to internal production of phototooling. As a result, very little growth was seen for the business. Additionally, the product line in question were not seen as strategic to the Company long-term. The Company decided to dispose of the facilities to allow concentration of management attention and resources in the key Large Area Mask markets it serves.

      In October, 2001 the Company closed its Hallsville, MO facility. This was in response to the movement of much of the customer business served there to Singapore where it is being serviced by the joint venture in which the Company is a 50% owner and also the slow down in the photomask business in general.

INDUSTRY BACKGROUND

      Historically, phototools were generally designed and manufactured internally by various electronic manufacturers in "captive" (produced by the manufacturer) production facilities. Since the mid-1980's, however, the market for "merchant" (produced for sale to the manufacturer) phototool manufacturers has grown. The Company estimates that the merchant phototooling industry worldwide to be well in excess of $4 billion in 2001. As a result of a number of factors, including the increasing complexity and pace of technological change in the phototool industry, the emergence of reliable merchant phototool manufacturers, and a trend by manufacturers to focus capital resources on core business, a number of manufacturers have divested their captive phototool operations and chosen to rely on merchant phototool manufacturers for their phototool and photomask needs.

      The relationship of phototooling requirements for a customer to their overall business is not simple and, with the exception of phototooling for semiconductor production, it is not formally tracked by market research companies. The requirements have been known to increase in generally down business cycles because of increases in new product introductions. In any event it represents a fraction of the sales for most manufacturers. In the current business cycle some existing customers of the Company have seen new product business levels fall by over 75%. Concurrently, their requirements for phototooling have also fallen dramatically.

      The Company obtains its business on an annual basis from two groups of accounts. The first is existing customers. These are accounts we have been conducting business with in previous years. The Company's phototooling business is tied to the business of its existing customers in two ways. First, as existing customer business for existing products grows or continues, there is an ongoing need for replacement and new phototooling. Second, as customers generate new part numbers they each need new phototools. The second set of applications drives the growth of the Company with existing accounts. The second source of revenue for the Company is business from new customers. These are companies with whom we have not done business previously. The Company believes that the addition of new accounts, some of which may have major revenue potential as their business returns to normal levels, offers growth potential for the future. The Company believes that these new accounts coupled with the Company's ongoing business from existing accounts offers potential growth in the future.

      The phototool industry is generally comprised of three major markets: (1) Film phototools, (2) Large Area Masks (LAM) and (3) Integrated Circuit (IC) Photomasks. These three markets of the phototool industry can also be viewed as a function of the geometries they support. Generally, the Film Phototools market segment produced phototools with features larger than 100 microns. LAM applications begin at about 100 microns and run down to 2 to 5 microns. IC Photomasks typically start below 5 microns and run down to less than 0.25 microns. The following chart explains each of the phototool industry market segments, the size of the phototool, the make-up of the phototool, and their intended uses:

MARKET            FEATURE
SEGMENT           SIZE               SUBSTRATE          APPLICATION
-------           ----               ---------          -----------

Film Phototools   Over 100 microns   Film               Printed Circuit Board,
                                                        Flexible Circuit Boards,
                                                        Flat Panel Display
                                                        Photochemical Milling

LAM               2 microns          Normally glass,    Photochemical Milling,
                  to 100 microns     Some quartz        Various ICs,
                                                        Flat Panel Display,
                                                        Flexible Circuit Boards,
                                                        IC Packaging, and others

IC Photomasks     Sub micron         Normally quartz,   Semiconductors,
                                     Some Glass         MEMS and others

      Still another way to view these markets is by substrate size/type. Generally, Film Phototooling is produced using film with a silver-halide emulsion coating on it. Its sizes may be quite large. LAM's are normally produced using soda-lime glass with silver-halide emulsion coating or photosensitive resist coating. Generally, LAM substrates are 9 inches by 9 inches and larger. Lastly, IC Photomasks are usually produced using quartz substrates with photosensitive resist coatings. They commonly range in size, up to approximately 8 inches.

      The trends with respect to whether a market is becoming more "merchant" or "captive" vary within each category as well. The Company believes that the Film Phototooling element continues to become more captive. The processes and equipment readily support this. The IC Photomask element, however, continues to trend towards merchant. Companies are outsourcing because of the extreme expense associated with new IC Photomask requirements. Company management believes that currently there is no clear trend in the LAM market type. The key issue is that the markets that require LAM are projected by IGI to grow over the next several years.

MARKETS

      The Company has focused its precision graphics technologies towards the LAM and Film markets and does not compete in the IC Photomask submicron market. The total market size for LAM is comprised of both merchant and captive. The Company is a merchant supplier in that it produces photomasks and Glass Products on a custom order basis for others. The Company estimates that the total merchant market value for Large Area Mask (LAM) today is approximately $25 million domestically today and $250 million worldwide. By the year-end 2005, the Company believes that this total will grow to approximately $125 million domestically and $900 million worldwide. This forcast recognizes both, the pause in market growth experienced in 2001 with small growth beginning in 2002, and the shift to manufacturing in Asia.

      The Company currently maintains two production facilities in the United States to service customer applications, primarily semiconductor packaging, fineline printed wiring board ("PWB"), photochemical milling, flat panel display ("FPD"), high density interconnect ("HDI"), flexible circuit boards ("FPD") and electronic equipment manufacturing markets. The Company has expanded in Asia in order to penetrate that potential market. Approximately 95% of the Company's revenue is derived from the custom manufacture of phototools and photomasks for these markets. Within these two markets, the Company services a variety of customers for applications as follows:

            -SEMICONDUCTOR PACKAGING

      In the strictest sense, an integrated circuit is simply a silicon die, which has been processed and is awaiting connection with an electronic circuit. All integrated circuits require some type of external electrical connection in order to function. Historically, the packaged IC has consisted of a lead-frame, very small wires connecting the die to the lead-frame and a plastic or ceramic coating. The Company's primary activity in the older style package has been in producing phototools for the production of lead-frames. The past several years have seen packaging technology, for semiconductors, shift from ceramic to organic material and lead-style change from perimeter to area grid array. The net result is that semiconductor packages are becoming PWB-like with increasingly challenging requirements for small feature size and narrow line widths and spacing. The current standard technology for area-grid array packaging involves 1.27mm pitch dimensions. The immediate future will see .8mm become the standard. The Company's technology is essential for .8mm pitch applications. Area Grid Array packages are projected to have compound annual unit growth rates in the range of 20% to 80% depending on the style. The Company is currently very active in supplying phototooling to this market segment. Of special interest to the Company are flip chip styles and mechanical electrical systems (MEMS).

      Smaller, faster, cheaper and offshore continue to be the best descriptors of the forces driving the semiconductor packaging industry. The manufacturers of electronics equipment are demanding that device manufacturers continue to reduce the size of their packages. To that end the various Chip Size Packaging (CSP) configurations continue to see substantial growth. Technologies such as flip chip are being used in increasing numbers of applications. While the use of the CSP packages is increasing, revenues from such use are not increasing at the same rate. The past two years have seen Average Selling Prices (ASP) decrease. Jim Cantore, an analyst with Isupply, an industry research company, has pointed out that flash memory is expected to grow 17% in unit volume in 2002 while the revenue is expected to decrease 32%. Similar conditions are expected to exist, although at different levels for at least the next twelve months. In any event semiconductor forecasts are very unstable and lack clear consensus at the present time. Gartner Dataquest, a leading industry market research company, on May 16, 2002, forecast that IC unit shipments would grow by 4.6% in 2002 over 2001, but they also noted that shipments in 2001 fell by 10% over 2000. 2003 is expected to see a growth of 14.8% with improved growth continuing in the future.

      A significant development is the adoption of a new type of packaging style, named Chip Scale Packaging. In this design, the size shrink is not the 95% that Chip Size packing allows, it rather is 60% to 85%. It is significant in that it utilized standard leadframe technology. This has opened the most popular IC package style, SOIC, to shrink.

      The move of IC package manufacturing from the U.S. to Asia is continuing and is of importance to the Company. The reason this is important is that generally, service as defined by order turn-time (the time from order by the customer to receipt of the phototooling) is a key issue for customers. Being close to customers is viewed by the Company as a strategic advantage as shipping time is reduced. For example, for a customer in Taiwan, while it may take only 24 hours for them to order and for the masks to be produced, it may take three to five days to ship the masks from the US to the customer's facility. All major US packagers have made major expansions of capacity in Taiwan and China. This trend is expected to continue.

            -MICROMECHANICAL ELECTRICAL SYSTEMS (MEMS)

      One exciting growth area is in the area of MEMS. There are strong technical requirements for high quality masks which need the Company's capability. Also, the MEMS market is strongly controlled by manufacturers in the U.S. The Micromechanical Electrical Systems (MEMS) Industry Group projects the MEMS business segment to grow annually between 75% and 87%. In dollar terms this is an increase from $2-$5 billion in 2000 to $8-$15 billion through 2004. Usage of devices per person is expected to move from 1.6 MEMS to "nearly" 5 in the same period.

      Strong new applications support the view that the market will be growing, according to Ken Gabriel of Carnegie Mellon, head of the industry group. New MEMS-based chips have a top layer of mechanical devices such as mirrors or fluid sensors and are used to make pressure, temperature, chemical and vibration sensors, light reflectors and switches as well as accelerometers for airbags, pace-makers, games and other products. All the requirements for these types of products utilize the phototooling capabilities of the Company and management believes points toward expanding markets.

            -HARD DISK DRIVES

      A strong market for the Company involves Hard Disk Drives. Specifically, the Company supplies phototooling to the companies making suspensions for the read/write heads. According to International Data Corp, for the first time in four years the market fell last year 18.7% or $5.7 billion. IDC believes that it will decline worldwide 1.7% in 2002, but then grow 5.2% in 2003. The circuits that are used in this application utilize Flex PWB technology. Management believes that this is an area of strength for the Company. Although the major geographic area for the production of disk drives is currently Thailand, the Company believes that such production will shift to China in the future.

            -PRINTED WIRING BOARD (PWB)

      The PWB market in general is quite large and diverse. IPC, the industry trade association, estimates that sales worldwide in 2001 were $30.5 billion down from $38.7 billion in 2000, with 76% controlled by the United States and Japan. The balance of 24% was controlled by Taiwan, China and the European Union. The North American market was off by 30% to 40% from the previous year. IPC predicts that a gradual growth during 2002 will result in North American sales of $6.2 billion for 2002 in contrast with $6.1billion for 2001. 2001 saw approximately 10% of US capacity shifted to Taiwan and China. Major manufacturers closed US production facilities because of overcapacity and higher costs. IPC estimates that in 2001 525 manufacturers produced PCB's in the U.S.. 500 manufacturers have annual sales of less than $5 million annually. Additionally, the top 10 producers account for over 50% of sales annually. Concurrently, the fraction of total PWB production furnished by merchant suppliers is still expected to climb to over 90% in the next few years.

      Additionally, it has been reported by industry technical expert, Jennie Hwang, PhD., that the PCB industry is undergoing changes in two directions. First, the actual size of individual circuits is being reduced. Line width and spacing are continuing to decrease in support of this. At the same time, however, the sizes of production panels is increasing past 20"x 20" to 36"x 24" and also 60"x 36" (SMT magazine January 2002). This may prove to be an opportunity for the Company because the ability to hold the tight tolerances on such large geometry is proving to be difficult.

            -SEMICONDUCTOR (IC)

      As the Company expected, fiscal year 2001 was a very bad one for semiconductor revenues and unit shipments. Results in all sectors was dramatically below 2000 and those levels may not occur for a while. Gartner Dataquest estimates are that 2002 may see a very slight increase of worldwide business revenues of perhaps 5% with all that occurring in the third and fourth quarters. Most analysts predict that 2003 will see double-digit growth in revenue. The number of units shipped may well be higher. There are estimates that some segments may see unit growth of 17% and more this year. Based on Company research, the current semiconductor market is projected to grow by 20% to $120 billion by the year-end 2003. Aggressive growth forecasts need to wait for more evidence of strong upturn in the fourth quarter of this year.

      The semiconductor market can be segmented a number of different ways. The market segments focused on by the Company include the Ball Grid Array (BGA) market segment and the Chip Scale (CSP) market segment. The Company believes that the current sales levels of BGA and CSP are $3.0 billion and are projected to grow to $10 billion by 2003. Continued high levels of growth are expected in these styles from 2003 forward. The associated CSP unit volumes are ramping from 154 million units in 1998 to 4.4 billion by 2003.

            -PHOTOCHEMICAL MILLING

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

            -FLAT PANEL DISPLAY (FPD)

      According to Display Search a world leader in Flat Panel Display (FPD) research, the worldwide sales for panels over 10" TFT LCD displays are expected to rise 55% in 2002 to 70.2 million units. Prices are expected to increase throughout the year because of supply constraints. Revenues are expected to rise 79% in 2002 to $24 billion. The total FPD market is expected to increase 47% to $32.3 billion. The Company continues to believe that this market will grow at a compound annual growth rate (CAGR) of 25% through 2005. The bulk of this business growth has occurred outside of the United States. The Company estimates that 85% of total FPD production occurs in Asia.

            -ELECTRONIC EQUIPMENT MANUFACTURING

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

STRATEGY

      The Company believes that it is the leading LAM supplier in the United States. It is planning to leverage this position of leadership to expand its business internationally. The Company's objective is to become a leading supplier of LAM phototools worldwide, by providing excellent service and the most advanced technology to its customers.

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

- LARGE AREA MASKS

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

- FILM PHOTOTOOLING

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

- GLASS PRODUCTS

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

- SUPPORT PRODUCTS

      In addition to the above products, the Company markets and services an array of support products, including laser photoplotters and imagers, CAD/CAM software and other support products. Along with offering revenue-increasing opportunities, these support products augment the ability of the Company to conduct business with customer classes normally not previously accessible to the Company.

- IMAGE PROCESSING SOFTWARE

      The Company designs and markets software to all its market segments. It is used to analyze manufacturability, edit, enhance as well as generate the precision graphics data needed to create phototooling and support various production processes such as automatic optical inspection and drilling.

- LASER IMAGING EQUIPMENT

      The Company is currently a commission sales representative of two direct write types of imagers and one drum-style film plotter. The Company has secured the rights to represent Heidelberg Instruments DWL series imagers in North America, but Heidelberg is building its own direct sales that may replace the need for IGI in their sales program. Because the Company uses Heidelberg Imagers in its service bureaus, it is very familiar with the operating characteristics of these pieces of equipment. The Company began representing the Heidelberg line during fiscal year 1999 for which it is paid a commission. The Company sold three systems in the first year.

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

      The Company provides custom precision graphics and circuit board design services to approximately 440 customers during fiscal year 2002 and approximately 425 in fiscal year 2001. Customer concentration is becoming less focused on three major accounts. In 2002 only one customer amounted to over 10% of revenue while in 2001 three customers were over 10% of revenue. While one customer remains significant at 18% of revenue, that significance is less dramatic. This same customer was over 23% in 2001. New significant customers have become key accounts and are important for the future growth of the Company.

SOURCES OF SUPPLY

      The Company believes nearly all of the supplies and equipment used in its precision graphics business are readily available from a number of sources, except for the photosensitive glass and certain photoplotting instruments discussed herein where replacement items are available, but at a higher cost and greater lead time. During fiscal year 2002, the Company continued to receive photosensitive glass from Eastman Kodak, Ulcoat and certain other suppliers. However, this glass is not supplied to the Company pursuant to any written agreements between the suppliers and the Company. If the supplier ceases to provide the Company with such glass, the Company would have to pay higher raw material prices for higher quality materials from an alternative source that is available to the Company. In addition, during fiscal year 2002, the Company continued to rely upon Heidelberg Instruments, GmbH, Cymbolic Sciences, Orbotech, Inc. and others to provide spare parts to repair and support the photoplotting instruments purchased from them and used by the Company. The Company also relies on other limited vendors for its iron oxide and chrome glass blanks. Although the Company presently has no reason to believe that the loss of any of these sources of supply will occur, the loss of any such source of supply could adversely affect the Company's business.

COMPETITION

      Within each of the product categories offered by the Company competition exists.

      In the Film Phototool area, there are approximately 20 companies in the United States which offer the same general services. The major differences between the Company and its competitors are based on capabilities of photoplotting equipment, programmers dedicated to automating work flows, and partnering with our customers through installation of automation software which increases efficiencies, quality and fast delivery. Based on these differences, the Company can enjoy certain competitive advantages, such as equipment, programmers, etc.; however, it is possible that several competitors could acquire similar equipment, eliminating the Company's competitive advantage in photoplotting.

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

EXPANSION INTO ASIA

      To develop our presence in Asia, the Company, in 2001 entered into an agreement to form a Singapore Corporation in which it owns a 50% interest, with a long-time Asian associate to operate a LAM facility in Singapore and to sell IGI laser imagers throughout the far east. This facility began producing large area masks in March, 2001. The Company believes that leveraging strategic relationships with some key companies in the same industry will help the Company achieve several of its goals and objectives. As the Company's customers become global, the Company intends to follow them into those markets and go to where the business is.

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

      In early 2000, Hennepin County, Minnesota completed a complete environmental review in which it was concluded that the Company was in complete compliance with federal, state and local requirements with regard to the handling, use, storage, disposal and clean up of solid and hazardous wastes. The Company believes it remains in compliance at that facility and is in compliance with such requirements with regard to the Colorado facility. The Company currently has no plans to make additional significant capital expenditures for environmental control facilities.

EMPLOYMENT

      The Company has 63 employees, 60 of which are full-time and 3 of which are part-time, as of June 30, 2002. The number of employees is expected to vary during fiscal 2003 depending upon the Company's efforts to automate and expand. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

            (a)   Location of Principal Plants and Property;
                  Description of Real Estate and Operating Data.

      The Company substantially utilizes the following facilities and believes they are suitable for its needs.

                                                       Approx. Square
Location                Purpose                            Footage       Terms
------------------      ----------------------------   --------------   -------

4611 East Lake St.      Service operations                  9,200          (1)
Minneapolis, MN

4621 East Lake St.      Administration and sales            5,000          (2)
Minneapolis, MN

815 N. Wooten Road      Service operations and sales       27,000          (3)
Colorado Springs, CO

      (1) Mortgage note between the Company and Associated Bank for the 4611 East Lake St. facility. The mortgage note is effective as of November 7, 2000 and has an original principal balance of $275,000. The Company is required to make monthly principal and interest payments in an amount necessary to fully amortize the principal balance over a period of ten years. Interest on the mortgage note is at Associated Bank's reference rate plus 2 percent (currently 6.75%). The current monthly principal and interest payments are $3,891.65. The mortgage note matures on November 7, 2005.

      (2) Lease between the Company and Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Schultz, dated October 31, 1983. The original term of the lease expired on October 31, 1988. The Company exercised its option to renew the lease for an additional five-year period. The lease was subsequently amended to extend to April 30, 1997. The lease was subsequently amended by oral agreement to extend to April 30, 2004 on the same terms and conditions as the prior extension. The rent is currently $2,750 per month.

      (3) Lease between the Company and Homburg Holdings (CO) Inc., a Colorado corporation, for the facility. The current lease term is month to month, with 12-month advance notice, expiring on January 31, 2007. The basic rent is currently $148,500 per year payable in monthly installments of $12,375. The rent becomes $13,500 per month beginning February 1, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year 2002.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is traded on the OTC Bulletin Board under the symbol "INFG." At June 30, 2002, the number of record holders of the Company's common stock was 193. The following table sets forth the range of high bid and low bid quotations for each quarter of the fiscal years ended April 30, 2002 and April 30, 2001. These quotations are from the over-the-counter market and reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions.

                    Year Ended April 30, 2002         Year Ended April 30, 2001
                    -------------------------         -------------------------

Quarter Ended       High Bid          Low Bid         High Bid          Low Bid
-------------       --------          -------         --------          -------

July 31             $ 1.80            $ 1.20          $ 2.75            $ 2.13

October 31          $ 1.25            $ 1.02          $ 3.00            $ 2.56

January 31          $ 1.25            $ 0.85          $ 3.00            $ 2.69

April 30            $ 1.25            $ 0.82          $ 2.69            $ 1.70

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

      On, June 27, 2000, the Company announced that it is partnering in a $1.5 million project to evaluate, research, develop or purchase state-of-the-art systems to clean, repair and inspect Large Area Masks (LAM). The project also includes research and development of enhancements in LAM inspection and cleaning. During the project life, the Company has incurred $407,000 in costs, and was reimbursed $182,262 by USDC for milestones completed, including $84,919 in fiscal year 2002. The project timeframe has ended and any further development will require reapplication to, and authorization by, the USDC.

      On June 21, 2000, the Company completed a private placement of 222,222 shares at $2.25 per share for $500,000 that helped finance the Company's planned business growth in fiscal year 2001.

      On April 29, 2000, Infinite Graphics PTE Ltd, a Singapore Corporation, was formed by an Asian partner and Clifford Stritch, CEO of the Company. On August 31, 2000 Clifford Stritch conveyed his ownership in Infinite Graphics PTE Ltd to the Company for one dollar. The purpose of the entity is to operate a LAM facility in Singapore and move into the Far East LAM market. The entity is also selling laserplotters in the Far East. The facility began producing LAM for local customers in March, 2001.

      On August 1, 2000, the Company entered into an agreement to sell its film phototool facility in Irving, CA, effective August 3, 2000. A gain on the sale of $28,221 was reported in August 2000. Sales from the Irving, CA facility for the fiscal year were $122,000. The Company sold this facility as it no longer fit the Company's plans in the Large Area Mask business. The Company collected the entire sale price in fiscal year 2001.

      On November 30, 2000, the Company closed its film phototool facility in Salem, NH. A gain on the sale of the equipment of $60,978 was reported in the fiscal year 2001 Sales from the Salem, NH facility for the year ended April 30, 2001 were $146,000. The Company closed this facility as it no longer fit the Company's plans in the Large Area Mask business. The Company has collected the entire sale price of $70,000.

      On September 30, 2001 the Company closed its glass phototool facility in Hallsville, MO. A loss on the abandonment of leasehold improvements and lease payoff of $38,643 plus severance payments to employees of $2,000, and relocating equipment costs to the Colorado and Minneapolis facilities of $16,878 were incurred.

      On September 30, 2001 the Company restructured its operations and reduced its workforce by 19%. Severance and benefit costs of terminated employees were $20,690.


RESULTS OF OPERATIONS

      Net sales were $8,757,000 in fiscal year 2002, a decrease of $803,000 or 8% when compared to net sales of $9,560,000 in fiscal year 2001. The decrease in sales is primarily due to a softening market that began in the first quarter of fiscal year 2002 in the LAM marketplace and the transfer of a major customer to our joint venture operation in Singapore. Our other income in fiscal 2001 was derived primarily from gain on sales of assets and commissions on the sale of photoplotters.

      The gross margin in fiscal year 2002 was 28%, the same as in fiscal year 2001. The $2,440,000 gross profit for fiscal year 2002 compares to $2,658,000 for fiscal year 2001. Total gross profit decreased $218,000, or 8% in fiscal 2002. This decrease in gross profit was attributable to lower revenue.

      The Company's total selling, general and administrative (S, G & A) expenses decreased by $63,000 or 3%, in fiscal year 2002 due to decreases in personnel and cost cutting efforts. Total S, G & A expenses as a percentage of sales were 26% and 25% for fiscal 2002 and 2001, respectively.

      The Company's interest expense was $203,000 in fiscal year 2002 and $260,000 in fiscal year 2001. The decrease in interest expense during fiscal year 2002 when compared to fiscal year 2001 is primarily due to decreased borrowing on the revolving line of credit, lower balances on long term debt, and slightly lower interest rates during the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      Cash at April 30, 2002 totaled $534,000 compared with cash of $68,000 at April 30, 2001. The increase was primarily attributable to $707,000 provided by operations, $68,000 provided by investing activities and offset by $309,000 of cash used in financing activities.

      In fiscal year 2002, the Company invested cash of $131,000 in capital equipment, less $200,000 received in cash from the sale of a partial interest in capital equipment the Company is developing.

      The Company's capital expenditure for equipment and improvements, including capital leases and accounts payable, was $379,000 in fiscal 2002, and $1,167,000 in fiscal year 2001. The primary capital expenditure has been the purchase of the Colorado Springs Facility. This purchase price is calculated in an ongoing calculation of revenue from the seller and certain customers over a 36-month period that ended January 28, 2002. The total purchase price reached the maximum $2 million during the year ended April 30, 2002.

      At April 30, 2002, current liabilities, which include deferred revenue, were $2,788,000. Deferred revenue, totaling $166,000 reflects advanced software maintenance contract fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which the maintenance fee is earned. Also included as a current liability is $100,000 due Photronics, Inc. for the purchase of the Colorado Springs facility.

      As of April 30, 2002, the Company's principal source of liquidity was its cash and its borrowing availability under its revolving line of credit totaling $750,000. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations throughout fiscal 2003. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its development and expansion operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

      At April 30, 2002 the Company has reserves for obsolete inventory of $117,000. This compares to $24,000 at April 30, 2001. The increase in reserves reflects certain inventories of phototooling glass that is slow moving due to changes in customer mix and unanticipated changes in customer planed orders.

FINANCING

      On June 21, 2000, the Company completed a private placement of 222,222 shares at $2.25 per share for $500,000 that helped fund the Company's planned business growth in fiscal year 2001.

      On November 7, 2000 the Company extended its Mortgage Note to November 7, 2005. The Note amount also has been increased to $275,000. The new note amount provided additional cash of $74,000. The new mortgage is extended to November 7, 2005.

      On January 25, 2001 the Company entered into a Capital Lease for the purchase of Production Machinery. The lease is for four years maturing in January, 2005.

      In the third quarter of fiscal 2001, the Company transferred an equipment deposit of $105,000 to a newly formed joint venture entity, Infinite Graphics Pte, Ltd., a Singapore Corporation, as its equity investment. The Company owns 50% of the joint venture and accounts for the investment using the equity method. This entity borrowed an equivalent of $680,000 from a Singapore bank in March, 2001 secured by equipment. The Company co-guaranteed this financing with its Singapore partner.

      In the fourth quarter of fiscal 2002, the Company borrowed $211,250 from its bank to finance the purchase of equipment.

      For fiscal 2002, the Company made principal payments of $482,000 on its long-term debt and capital lease obligations. For 2003, this amount increases to $548,000 plus any new financing the Company undertakes during the year.


A summary of our contractual cash obligations at April 30, 2002 is as follows:

------------------------------ ------------- ------------ ------------ ------------ ------------ ------------
CONTRACTUAL OBLIGATIONS               TOTAL      2003         2004         2005         2006          2007
------------------------------ ------------- ------------ ------------ ------------ ------------ ------------
Long-term debt, including
interest                         $1,498,000     $645,000     $455,000     $183,000     $215,000          --
------------------------------ ------------- ------------ ------------ ------------ ------------ ------------
Operating leases                 $  920,000     $197,000     $200,000     $179,000     $192,000    $152,000
------------------------------ ------------- ------------ ------------ ------------ ------------ ------------
Purchase agreement for
manufacturing equipment
------------------------------ ------------- ------------ ------------ ------------ ------------ ------------
Total contractual cash
obligations                      $2,418,000     $842,000     $655,000     $362,000     $407,000    $152,000
------------------------------ ------------- ------------ ------------ ------------ ------------ ------------


We also have a commercial commitment as described below:

------------------------ ------------------- --------------------------- ----------------------
    OTHER COMMERCIAL        TOTAL AMOUNT
       COMMITMENT             COMMITTED        OUTSTANDING AT 04/30/02     DATE OF EXPIRATION
------------------------ ------------------- --------------------------- ----------------------
     Line of credit           $750,000                $383,466              February 10, 2003
------------------------ ------------------- --------------------------- ----------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2003.

CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are summarized in the footnotes to our financial statements beginning on page 18 of this Form 10-KSB. Some of the most critical polices are also discussed below.

      Revenue on sales of the phototools product line and software (core products and services) is recognized when the products are shipped to the customer. Revenue associated with software maintenance contracts is deferred and recognized over the length of the maintenance contract.

      Other income relates to noncore services performed by the Company for other companies. Other income is recognized when the service is performed and collection of the amount is not contingent on any future events.

      Shipping and handling charges to customers are included in net sales. Shipping and handling costs incurred by the Company are included in cost of products sold.

      As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, purchased software and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $118,000 should be adequate for any exposure to loss in our April 30, 2002 accounts receivable. Current we have a $117,000 reserve for slow moving and obsolete inventories at April 30, 2002. We depreciate our property and equipment and purchased software over their estimated useful lives and we have not identified any items that are impaired.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has determined the effects SFAS No. 133 will not have a significant effect on its financial position or the results of its operations.

      In June 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 141,'Business Combinations', and SFAS No. 142, 'Goodwill and other Intangible Assets'. These pronouncements provide that business combinations initiated after June 30,2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.

      In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 'Asset Retirement Obligations'. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending April 30, 2004. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

      In August, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 Accounting for Impairment or Disposal of Long-lived Assets'. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending April 30, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

FOREIGN CURRENCY TRANSACTIONS

      Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. However, as we have entered the Pacific Rim for new business, including but not exclusively through our joint venture, and acquire raw materials and capital equipment for both foreign locations and domestic, we may be subject to gains or losses from foreign currency fluctuations.

INFLATION

      Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Infinite Graphics Incorporated
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Infinite Graphics Incorporated as of April 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinite Graphics Incorporated as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
June 26, 2002, except for Note 5, as to
  which the date is July 8, 2002

INFINITE GRAPHICS INCORPORATED


BALANCE SHEETS
APRIL 30, 2002 AND 2001

ASSETS (NOTE 5)                                                  2002            2001
----------------------------------------------------------------------------------------
Current Assets
  Cash                                                       $   533,548     $    67,917
  Accounts receivable, less allowance for doubtful
    accounts of $118,000 and $150,000, respectively            1,463,492       1,430,514
  Receivable from related party (Note 10)                         14,006         171,687
  Inventories (Note 3)                                           343,431         436,604
  Prepaid expenses and other                                      75,436         122,392
  Equipment deposit (Note 11)                                    500,000         500,000
                                                             ---------------------------
        TOTAL CURRENT ASSETS                                   2,929,913       2,729,114
                                                             ---------------------------

Property and Equipment, net (Notes 4 and 6)                    2,094,040       3,139,250
                                                             ---------------------------

Other Assets
  Purchased software, less accumulated amortization
    of $258,913 and $267,868, respectively                        51,194         106,808
  Investment in joint venture (Note 10)                          109,702              --
  Customer list, less accumulated amortization of
    $57,412 (Note 2)                                              92,588              --
  Goodwill, less accumulated amortization of
    $15,622 (Note 2)                                              82,469              --
  Other assets                                                   164,149          21,155
                                                             ---------------------------
                                                                 500,102         127,963
                                                             ---------------------------
                                                             $ 5,524,055     $ 5,996,327
                                                             ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable, bank (Note 5)                                $   383,466     $   421,761
  Current maturities of long-term debt (Note 5)                  547,739         459,236
  Trade accounts payable                                         463,705         557,006
  Accrued expenses:
    Compensation                                                 411,249         418,267
    Other                                                        315,257         468,884
  Deferred revenue                                               166,187         155,685
  Customer deposit (Note 11)                                     500,000         500,000
                                                             ---------------------------
        TOTAL CURRENT LIABILITIES                              2,787,603       2,980,839
                                                             ---------------------------

Long-Term Debt, less current maturities (Note 5)                 869,595       1,202,466
                                                             ---------------------------

Losses in Excess of Investment in Joint Venture (Note 10)             --           5,574
                                                             ---------------------------

Commitments and Contingencies (Notes 2, 6, 10, and 11)

Stockholders' Equity (Note 7)
  Common stock, no par value; authorized 10,000,000 shares;
    issued and outstanding 3,024,797 shares                    4,681,697       4,681,697
  Accumulated deficit                                         (2,814,840)     (2,874,249)
                                                             ---------------------------
        TOTAL STOCKHOLDERS' EQUITY                             1,866,857       1,807,448
                                                             ---------------------------
                                                             $ 5,524,055     $ 5,996,327
                                                             ===========================


See Notes to Financial Statements.

INFINITE GRAPHICS INCORPORATED


STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2002 AND 2001

                                                                 2002                2001
---------------------------------------------------------------------------------------------
Revenues:
  Net sales                                                   $8,757,469          $9,560,222
  Other income                                                    27,019             205,899
                                                             --------------------------------
        TOTAL REVENUES                                         8,784,488           9,766,121
                                                             --------------------------------

Costs and expenses:
  Cost of products sold                                        6,317,297           6,902,557
  Selling, general, and administrative                         2,317,923           2,380,608
  Interest                                                       203,335             260,269
                                                             --------------------------------
        TOTAL COSTS AND EXPENSES                               8,838,555           9,543,434
                                                             --------------------------------

        INCOME (LOSS) FROM OPERATIONS                            (54,067)            222,687

Equity in earnings (loss) of joint venture (Note 10)             115,276            (110,574)
                                                             --------------------------------
        INCOME BEFORE INCOME TAXES                                61,209             112,113

Income taxes (Note 8)                                              1,800                   -
                                                             --------------------------------
        NET INCOME                                            $   59,409          $  112,113
                                                             ================================

Earnings per share data:
  Basic earnings per share                                    $     0.02          $     0.04
                                                             ================================

  Basic weighted-average common shares outstanding             3,024,797           2,993,138
                                                             ================================

  Diluted earnings per share                                  $     0.02          $     0.03
                                                             ================================

  Diluted weighted-average common shares outstanding           3,038,015           3,226,657
                                                             ================================


See Notes to Financial Statements.

INFINITE GRAPHICS INCORPORATED


STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED APRIL 30, 2002 AND 2001

                                          Common Stock
                                  ----------------------------        Accumulated
                                    Shares            Amount            Deficit               Total
-----------------------------------------------------------------------------------------------------
Balance, April 30, 2000           2,802,575        $ 4,181,697        $(2,986,362)        $ 1,195,335
  Issuance of common stock
    (Note 7)                        222,222            500,000                 --             500,000
  Net income                             --                 --            112,113             112,113
                                  -------------------------------------------------------------------
Balance, April 30, 2001           3,024,797          4,681,697         (2,874,249)          1,807,448
  Net income                             --                 --             59,409              59,409
                                  -------------------------------------------------------------------
Balance, April 30, 2002           3,024,797        $ 4,681,697        $(2,814,840)        $ 1,866,857
                                  ===================================================================


See Notes to Financial Statements.

INFINITE GRAPHICS INCORPORATED


STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2002 AND 2001

                                                                  2002            2001
-----------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income                                                  $    59,409     $   112,113
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             1,102,370         982,053
      Contingent acquisition price financed through
        the reduction of accounts receivable                     (248,091)       (686,262)
      (Gain) loss on sale of equipment                             29,762         (91,115)
      Equity in (earnings) losses of joint venture               (115,276)        110,574
      Changes in assets and liabilities:
        Accounts receivable                                       (32,978)       (152,148)
        Receivable, related party                                 157,681        (171,687)
        Inventories                                                93,173          83,845
        Prepaid expenses and other                                 46,956          59,206
        Equipment deposit                                              --        (500,000)
        Other assets                                             (142,994)          3,889
        Trade accounts payable                                    (93,301)       (446,064)
        Accrued expenses and deferred revenue                    (150,143)        312,041
        Customer deposit                                               --         500,000
                                                              ---------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES              706,568         116,445
                                                              ---------------------------

Cash Flows From Investing Activities
  Purchase of equipment and purchased software                   (131,273)       (480,921)
  Proceeds from sale of equipment                                 199,670         195,045
  Equity investment in joint venture                                   --        (105,000)
                                                              ---------------------------
           NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES                                             68,397        (390,876)
                                                              ---------------------------

Cash Flows From Financing Activities
  Net payments on note payable, bank                              (38,295)        116,202
  Proceeds from long-term debt                                    211,250          90,784
  Principal payments on long-term debt, including
    capital lease obligations                                    (482,289)       (451,803)
  Proceeds from issuance of common stock                               --         500,000
                                                              ---------------------------
           NET CASH PROVIDED BY (USED IN) FINANCING
             ACTIVITIES                                          (309,334)        255,183
                                                              ---------------------------

           NET INCREASE (DECREASE) IN CASH                        465,631         (19,248)

Cash
  Beginning of year                                                67,917          87,165
                                                              ---------------------------
  End of year                                                 $   533,548     $    67,917
                                                              ===========================

Supplemental Schedule of Noncash Financing Activities
  Property and equipment additions financed with
    long-term debt and capital leases                         $    26,671     $   132,000
  Amounts included in accounts payable for equipment
    purchases                                                          --          66,430
                                                              ===========================

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                  $   199,835     $   260,269
  Cash payments for income taxes                                    1,800              --
                                                              ===========================


See Notes to Financial Statements.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Infinite Graphics Incorporated (the Company) conducts its business in the precision graphics industry and primarily manufactures and services phototools. Phototools are film, glass, or quartz substrates containing images of electronic circuits that are used as masters--similar to negatives in a photographic type process. Phototools are used primarily in the manufacture of precise electronic circuits used for circuit boards, semiconductors, flat panel displays, or other electronic equipment. In addition to its phototools product line, the Company also sells its proprietary image processing software and is a commissioned sales representative of laser imaging equipment and related materials, offering its customers a full-service precision graphics solution.

A summary of the Company's significant accounting policies follows:

USE OF ESTIMATES: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH: The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT: Property and equipment, including assets acquired under capital leases, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of 5 to 10 years for buildings and improvements, 5 years for leasehold improvements, and 3 to 5 years for equipment.

PURCHASED SOFTWARE: Purchased software consists of certain acquired software technology being amortized over its estimated remaining useful life of three to five years. The Company's policy is to charge to expense those costs of software development incurred until the point of technical feasibility is attained, at which time such costs are capitalized. Costs in recent years have been comprised primarily of maintenance and customer support, which have been charged to operations. Company plans for new product development and/or significant product enhancements in the future may result in an increased level of capitalized software costs.

CUSTOMER LIST/GOODWILL: The customer list and goodwill are stated at cost. The customer list is being amortized using the straight-line method over the economic useful life, which has been estimated to be three years. Goodwill is being amortized using the straight-line method over the economic useful life, which has been estimated to be five years.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, by geographic location. A geographic location is deemed impaired if a forecast of undiscounted future cash flows directly related to the geographic location, including disposal value, if any, is less than its carrying amount. If a geographic location is determined to be impaired, the loss is measured as the amount by which the carrying amount of the geographic location exceeds its discounted estimated future cash flows as if the decision to continue to use the impaired geographic location were a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. To date, management has determined that no impairment of these assets exists.

REVENUE RECOGNITION: Revenue on sales of the phototools product line and software (core products and services) is recognized when the products are shipped to the customer. Revenue associated with software maintenance contracts is deferred and recognized over the length of the maintenance contract. Other income relates to noncore services performed by the Company for other companies. Other income is recognized when the service is performed and collection of the amount is not contingent on any future events. Shipping and handling charges to customers are included in net sales. Shipping and handling costs incurred by the Company are included in cost of products sold.

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS: The Company's business activity is primarily conducted with customers located within the United States, and credit is granted based upon the credit policies of the Company. Accounts receivable transactions are generally unsecured. A provision for estimated doubtful accounts is provided for accounts receivable. There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular service or geographic area that could severely impact the Company in the near future, except for sales to one customer that represented 18 and 23 percent of net sales for the years ended April 30, 2002 and 2001, respectively. Receivables from this customer represented 17 and 21 percent of accounts receivable at April 30, 2002 and 2001, respectively. In fiscal year 2001, the Company also had sales to two other customers that each accounted for 10 percent of net sales.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Export sales to international customers in several different countries represented 11 percent of net sales and 28 percent of accounts receivable as of and for the year ended April 30, 2002. Export sales to international customers in several different countries represented 11 percent of net sales and 29 percent of accounts receivable as of and for the year ended April 30, 2001.

EARNINGS PER SHARE: Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares using the treasury stock method. Options to purchase 250,000 and 660,000 shares of common stock at a weighted-average exercise price of $1.63 and $1.44 per share were not included in the 2002 and 2001 computation of diluted earnings per share, respectively, because the options were antidilutive.

SEGMENT AND PRODUCT LINE INFORMATION: The Company conducts its business within one reportable segment: the precision graphics industry. Net sales relating to the phototools product line were $7,550,533 and $8,490,000 for the years ended April 30, 2002 and 2001, respectively. The image processing software product line generated net sales of $1,206,936 and $1,070,222 for the years ended April 30, 2002 and 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Management estimates that the carrying value of long-term debt approximates fair value due to the variable-interest feature of the majority of the debt. The carrying value of all other financial instruments approximates fair value due to the short-term nature of the instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. In July 1999, the FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has determined there is no effect of implementing SFAS No. 133 on its financial position or the results of its operations.

In July 2001, FAS No. 141, BUSINESS COMBINATIONS, and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, effective for the Company's fiscal year ending April 2003. Any business combination transactions and acquisitions of intangibles in the future would be accounted for under this new guidance. The Company will apply Statement No. 142 beginning in the first quarter of 2003.

Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase of net income of approximately $22,000 per year. During 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, but has not yet determined what effect those tests will have on the earnings and financial position of the Company.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending April 2003.

In September 2001, the FASB issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending April 2004.

The Company does not believe that the adoption of FAS Statement Nos. 141, 142, 143 and 144 will have a material effect on its financial statements.

CORPORATE LIQUIDITY: As of April 30, 2002, the Company's principal source of liquidity was its cash and its availability under its revolving line of credit totaling $750,000. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations throughout fiscal 2003. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back, or eliminate some or all of its development and expansion operations, which could have a material adverse effect on the Company's business, results of operations, and prospects.

NOTE 2.  CONTINGENT ACQUISITION PRICE

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

In 2001, the Company increased the value of the equipment acquired by $686,262 for credit memos issued in accordance with the Asset Purchase Agreement relating to LAM shipments. As of 2001, the value of the equipment has been recorded at its fair market value due to the additional purchase price incurred. In 2002, the Company recorded the additional excess purchase price over the fair market value of the equipment as goodwill in the amount of $98,091 and $150,000 relating to the fair value assigned to the customer list obtained. No additional amounts will be recorded, as the maximum purchase price level has been achieved.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3. INVENTORIES

Inventories consist of the following components as of April 30, 2002 and 2001:

                                                         2002            2001
-------------------------------------------------------------------------------
Raw materials                                         $ 453,860       $ 444,146
Work in process and finished goods                        6,571          16,813
Reserve for obsolescence and slow-moving inventory     (117,000)        (24,355)
                                                      -------------------------
                                                      $ 343,431       $ 436,604
                                                      =========================

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following components as of April 30, 2002 and 2001:

                                                         2002            2001
-------------------------------------------------------------------------------
Land                                                $    20,000     $    20,000
Buildings and improvements                              671,226         649,813
Leasehold improvements                                  362,444         405,884
Machinery and equipment                               6,781,001       7,724,984
Furniture and fixtures                                  149,470         148,164
Vehicles                                                 64,325          64,325
                                                    ---------------------------
                                                      8,048,466       9,013,170

Less accumulated depreciation and amortization        5,954,426       5,873,920
                                                    ---------------------------
                                                    $ 2,094,040     $ 3,139,250
                                                    ===========================

NOTE 5. FINANCING AGREEMENT AND LONG-TERM DEBT

The Company has a revolving credit agreement (the Revolver), at the lender's discretion, that allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. The unused credit available as of April 30, 2002, under the revolving note was $366,534. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (the rate in effect at April 30, 2002, was 10 percent), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee.

The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or February 10, 2003. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to February 10, 2003 (see (a) below).

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5. FINANCING AGREEMENT AND LONG-TERM DEBT (CONTINUED)

                                                                                     ----------------------------
                                                                                         2002             2001
-----------------------------------------------------------------------------------------------------------------
Note payable, due in monthly installments of $11,802, including interest at prime plus 2 percent, to October 2004, when the remaining balance is payable.
  75 percent guaranteed by the Small Business Administration (a)                     $   340,762      $   458,789
Mortgage note payable, due in monthly installments of $3,892, including interest at prime plus 2 percent, to November 2005, when the remaining
  balance is payable (a)                                                                 245,732          268,026
Note payable, due in monthly installments of $7,705, including interest at prime plus 2 percent, to April 2009, when the remaining balance is payable.
  75 percent guaranteed by the Small Business Administration (a)                         211,250               --
Other notes payable, due in various monthly installments, with interest ranging
  from 5.9 to 9.5 percent, secured by vehicles                                            31,604           44,840
Capitalized lease obligations, due in various monthly installments, with interest ranging from 7.1 to 11.5 percent, to November 2004, secured by
  equipment (Note 6)                                                                     587,986          890,047
                                                                                     ----------------------------
                                                                                       1,417,334        1,661,702

Less current maturities                                                                  547,739          459,236
                                                                                     ----------------------------
                                                                                     $   869,595      $ 1,202,466
                                                                                     ============================

(a) These notes are secured by substantially all of the Company's assets and personally guaranteed by the Company's chief executive officer. These notes also contain various restrictive covenants relating to net income, limitations on additional indebtedness and capital expenditures, prohibition of dividend payments, and other matters. As of April 30, 2002, the Company was not in compliance with certain covenants. The Company has obtained waivers of these violations from the various lenders on or before July 8, 2002.

Approximate aggregate maturities on long-term debt at April 30, 2002, are as follows:

Years ending April 30:
     2003                                                  $   548,000
     2004                                                      393,000
     2005                                                      177,000
     2006                                                      194,000
     2007                                                       32,000
     Thereafter                                                 73,000
                                                           -----------
                                                           $ 1,417,000
                                                           ===========

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6. COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES: The Company leases certain equipment under capital leases. The cost and accumulated amortization of assets acquired under capital leases at April 30, 2002 and 2001, are as follows:

                                                     2002               2001
-------------------------------------------------------------------------------
Cost                                             $ 1,762,868        $ 1,736,197
Accumulated amortization                           1,253,096            864,809
                                                 ------------------------------
                                                 $   509,772        $   871,388
                                                 ==============================

Approximate future minimum lease payments required under capital leases and the aggregate present value of net minimum lease payments at April 30, 2002, are as follows:

Years ending April 30:
     2003                                                  $   396,000
     2004                                                      212,000
     2005                                                       27,000
                                                           -----------
Total minimum lease payments                                   635,000

Less amounts representing interest                              47,000
                                                           -----------
Present value of net minimum obligations,
  including long-term debt (Note 5)                        $   588,000
                                                           ===========

OPERATING LEASES: The Company leases certain of its facilities and equipment under operating leases (see Note 9). Rent expense incurred on these leases was approximately $238,000 and $206,000 for the years ended April 30, 2002 and 2001, respectively.

Approximate future minimum annual lease payments under operating leases at April 30, 2002, are as follows:

Years ending April 30:
     2003                                                  $   197,000
     2004                                                      200,000
     2005                                                      179,000
     2006                                                      192,000
     2007                                                      152,000
                                                           -----------
                                                           $   920,000
                                                           ===========

DEVELOPMENT AGREEMENT: In fiscal year 2000, the Company entered into an agreement with U.S. Display Consortium (USDC). USDC has agreed to reimburse 50 percent of the Company's costs incurred up to $850,934 to develop a large mask inspection system, a large mask repair station, and a large plate cleaning system. USDC's reimbursements are based on a milestone schedule. As of April 30, 2002, approximately $182,000 of costs have been reimbursed by USDC. This agreement has expired as of April 30, 2002.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

DEFERRED SAVINGS PLAN: The Company has a defined contribution savings plan for employees who have completed 30 days of service and attained the age of 21. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. No such discretionary contributions were made for the years ended April 30, 2002 or 2001.

NOTE 7. STOCKHOLDERS' EQUITY

COMMON STOCK: In June 2000, the Company completed a $500,000 private placement of 222,222 shares of its common stock. Issuance costs related to the stock sold were not significant.

STOCK OPTIONS: The Company has four incentive stock option plans (the Plans) for employees, directors, and company consultants. These plans permit the granting of nonqualified and incentive options to employees and others providing services to the Company. The Company has reserved 1,160,000 shares of common stock for the Plans. The option exercise price is to be not less than the fair market value of the stock at the date of grant. The options are exercisable over a period not to exceed 10 years from the date of grant. The options granted are exercisable as follows: 20 percent after the first year, 40 percent after the second year, 60 percent after the third year, 80 percent after the fourth year, and 100 percent after the fifth year.

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for options to employees and directors. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's net income
(loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

                                       2002                         2001
                            -----------------------      -----------------------
                            As Reported   Pro Forma      As Reported   Pro Forma
--------------------------------------------------------------------------------
Net income                    $  59,409   $  25,688        $ 112,113   $  39,896
Basic earnings per share           0.02        0.01             0.04        0.01
Diluted earnings per share         0.02        0.01             0.03        0.01

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2002 and 2001:

                                                  Years Ended April 30
                                                  ------------------------------
                                                  2002            2001
--------------------------------------------------------------------------------
Expected dividend yield                            None            None
Expected stock price volatility                  86.41%          87.50%
Expected life of options                        5 years         5 years
Risk-free interest rate                           6.31%           5.32%
Weighted-average fair value of options
  granted during the year                      $  0.29          $ 1.01

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7. STOCKHOLDERS' EQUITY (CONTINUED)

Additional information relating to all outstanding options as of April 30, 2002 and 2001, is as follows:

                                                    2002                         2001
                                          --------------------------   --------------------------
                                                           Weighted-                    Weighted-
                                                           Average                      Average
                                                           Exercise                     Exercise
                                           Shares           Price       Shares           Price
-------------------------------------------------------------------------------------------------
Outstanding at beginning of year           605,000         $  1.56      660,000         $  1.44
  Granted                                   90,000            0.75       50,000            2.63
  Exercised                                     --              --           --              --
  Expired/terminated                      (295,000)           1.66     (105,000)           1.29
                                          -----------------------------------------------------
Outstanding at end of year                 400,000         $  1.14      605,000         $  1.56
                                          =====================================================

Options exercisable at end of year         209,000         $  1.38      263,000         $  1.36
Options available for future grant         400,000                      490,000

The following table summarizes information about stock options outstanding at April 30, 2002:

                                     Options Outstanding                        Options Exercisable
                       -----------------------------------------------    ------------------------------
                                         Weighted-
                                          Average            Weighted-                         Weighted-
  Range of                               Remaining           Average                           Average
  Exercise               Number       Contractual Life       Exercise       Number             Exercise
   Prices              Outstanding        (Years)             Price       Exercisable           Price
--------------------------------------------------------------------------------------------------------
$0.75                       90,000            6.13           $ 0.75                --          $   --
$0.80                       10,000            0.13             0.80             8,000            0.80
$0.84                       50,000            0.63             0.84            50,000            0.84
$1.44                      130,000            1.65             1.44            88,000            1.44
$1.63                       75,000            2.04             1.63            45,000            1.63
$2.19                       45,000            1.87             2.19            18,000            2.19
                       -------------------------------------------------------------------------------
$0.75-$2.19                400,000            2.53           $ 1.14           209,000          $ 1.38
                       ===============================================================================

NOTE 8. INCOME TAXES

For the years ended April 30, 2002 and 2001, the provisions for income taxes differ from the expected income tax expense (benefit) based on the federal statutory tax rate as follows:

                                                     2002               2001
-------------------------------------------------------------------------------
Federal tax expense at statutory rate              $  21,000          $  38,000
State taxes                                            2,000              6,000
Utilization of net operating loss carryforwards           --           (112,000)
Change in valuation allowances                       128,000            (16,000)
Permanent differences                                (92,000)                --
Other                                                (57,200)            84,000
                                                   ----------------------------
                                                   $   1,800          $      --
                                                   ============================

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities represent the tax impact of temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred taxes consist of the following:

                                                              April 30
                                                    ---------------------------
                                                        2002            2001
-------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts and other
    accruals                                        $   179,000     $   125,000
  Net operating loss carryforward                     1,266,000       1,188,000
  Research and development tax carryforward             122,000         149,000
                                                    ---------------------------
Total gross deferred tax assets                       1,567,000       1,462,000

Valuation allowance                                  (1,460,000)     (1,332,000)
                                                    ---------------------------
Net deferred tax assets                                 107,000         130,000

Deferred tax liabilities:
  Excess of tax over book depreciation                 (107,000)       (130,000)
                                                    ---------------------------
Net deferred taxes                                  $        --     $        --
                                                    ===========================

Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding the realizability of the net deferred tax assets and, accordingly, has provided a valuation allowance against such net deferred tax assets of the Company.

At April 30, 2002, the Company's net operating loss carryforwards expire as follows:

                                                                       Net
                                                                  Operating Loss
                                                                   Carryforward
--------------------------------------------------------------------------------
2004                                                               $   202,000
2005                                                                 1,859,000
2006                                                                   760,000
2010                                                                   304,000
2021                                                                   100,000
                                                                   -----------
                                                                   $ 3,225,000
                                                                   ===========

NOTE 9. RELATED-PARTY TRANSACTIONS

The Company leases one of its facilities from a partnership which is 50 percent owned by the chairman of the board of the Company. Monthly rentals under this lease are $2,750 through April 2004. Rent expense incurred on this lease was $33,000 for each of the years ended April 30, 2002 and 2001.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9. RELATED-PARTY TRANSACTIONS (CONTINUED)

The Company leased production equipment from a partnership of which the chairman of the board is the major partner. Rent expense incurred on this lease was $36,000 for the year ended April 30, 2001. This lease expired on April 30, 2001.

The Company also paid the chairman of the board $20,000 in each of the years ended April 30, 2002 and 2001, for his personal guarantee of the Company's borrowings.

NOTE 10. INVESTMENT IN JOINT VENTURE

In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest but does not hold a controlling interest. As of March 31, 2001, the joint venture had accumulated net losses in excess of the Company's original investment of $105,000. The original investment had been further reduced by elimination of intercompany profit. At April 30, 2001, the investment in the joint venture had been recorded at an amount below the original investment as a result of the Company's intention to guarantee outstanding debt of the joint venture of approximately $340,000. In 2002, the Company increased its investment by $115,276 for its share of the equity earnings in the joint venture. Unaudited condensed financial statement information for the joint venture as of March 31, 2002 and 2001, is as follows:

                                                     2002               2001
                                             ----------------------------------
                                                           (Unaudited)
-------------------------------------------------------------------------------
Total assets                                      $1,934,330         $1,338,337
                                             ==================================

Total liabilities                                 $1,619,232         $1,287,204
                                             ----------------------------------

Stockholders' equity:
  Capital issued                                     229,885            229,885
  Foreign currency translation adjustment             64,914             31,500
  Retained earnings (deficit)                         20,299           (210,252)
                                             ----------------------------------
                                                     315,098             51,133
                                             ----------------------------------
                                                  $1,934,330         $1,338,337
                                             ==================================

Income (loss) for the year ended March 31         $  230,551         $ (210,252)
                                             ==================================

At April 30, 2002 and 2001, the joint venture owed the Company $14,006 and $171,687, respectively, for various cost reimbursements and a sale of equipment.

INFINITE GRAPHICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11. EQUIPMENT AND CUSTOMER DEPOSITS

Under an agreement with its partner in the joint venture described in Note 10, the Company made a nonrefundable deposit with a manufacturer for the purchase of five machines. In addition, the agreement requires the Company to purchase an evaluation machine for approximately $300,000. The deposit is $100,000 for each of five machines, or a total of $500,000. The machines will be sold, at cost, by the Company to its partner. The Company has received a refundable deposit from the partner in the same amount as it has made to the manufacturer.

If any or all of the machines are not delivered to the partner or sold by the partner, the Company is to refund the portion of the deposit relating to those machines. The Company will not recognize any sales or cost of sales relating to these machines, as the Company is acting only as a conduit for the transfer of these machines. The Company, however, is subject to risk that some portion of the refundable deposit may have to be refunded. The Company does not expect any material losses from this arrangement. During 2002 the Company's partner in this transaction sold, at cost, its rights and obligations relating to the refundable deposit to Infinite Graphics PTE, LTD, the joint venture.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On March 5, 2001, the Company dismissed Deloitte & Touche LLP as its principal independent auditors, and engaged McGladrey & Pullen LLP as its principal independent auditors. The decision to change auditors was recommended by management of the Company and approved by the Company's Board of Directors and Audit Committee.

      The reports of Deloitte & Touche LLP on the financial statements of the Company for fiscal years ended April 30, 1999 and April 30, 2000 do not contain a disclaimer of opinion or an adverse opinion nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Company's fiscal years ended April 30, 1999 and April 30, 2000 and the subsequent interim period to March 5, 2001, there were no disagreements with Deloitte & Touche LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to their satisfaction, would have caused Deloitte & Touche LLP to refer to the subject matter of the disagreements in their report.

      Following the completion of the audits of the financial statements of the Company for each of the fiscal years ended April 30, 1999 and April 30, 2000 Deloitte & Touche LLP communicated to the Company's Audit Committee certain deficiencies in the design or operation of the Company's internal control which, in Deloitte & Touche LLP's judgment, could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of the Company's management in the Company's financial statements.

      The Company has authorized Deloitte & Touche LLP to respond fully to the inquiries of the Company's successor independent accountant.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The discussions under the sections captioned "PROPOSAL 1: ELECTION OF DIRECTORS - Directors, Nominees for Director and Executive Officers" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" to be included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into this Form 10-KSB in response to this Item 9.

ITEM 10. EXECUTIVE COMPENSATION

      The discussion under the section captioned "EXECUTIVE COMPENSATION" to be included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into this Form 10-KSB in response to this Item 10.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The discussions under the sections captioned "OUTSTANDING STOCK - Beneficial Ownership of Outstanding Stock" and "OUTSTANDING STOCK - Equity Compensation Plans" to be included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into this Form 10-KSB in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The discussion under the section captioned "CERTAIN TRANSACTIONS" to be included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into this Form 10-KSB in response to this Item 11.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

      (a) For Financial Statements filed as part of this Form 10-KSB, reference is made to the Financial Statements beginning on page 18 of this Form 10-KSB. For a list of Exhibits filed as part of this Form 10-KSB, see Exhibit Index on page __ of this Form 10-KSB.

      (b) During the last quarter of the period covered by this Form 10-KSB, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 26, 2002         By: /s/ Clifford F. Stritch, Jr.
                         ---------------------------------------
                                      Clifford F. Stritch, Jr.
                                      Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


Date: July 26, 2002         By: /s/ Clifford F. Stritch, Jr.
                         ---------------------------------------
                                      Clifford F. Stritch, Jr.
                                      Chairman of the Board
                                      Chief Executive Officer

Date: July 26, 2002         By: /s/ Barry B. Onufrock
                         ---------------------------------------
                                      Barry B. Onufrock
                                      Chief Financial Officer
                                      Principal Accounting Officer

Date: July 26, 2002         By: /s/ Edwin F. Snyder
                         ---------------------------------------
                                      Edwin F. Snyder
                                      Director

Date: July 26, 2002         By: /s/ Michael J. Evers
                         ---------------------------------------
                                      Michael J. Evers
                                      Director

Date: July 26, 2002         By: /s/ William J. Brummond
                         ---------------------------------------
                                      William J. Brummond
                                      Director


                         INFINITE GRAPHICS INCORPORATED
                                INDEX TO EXHIBITS
                 FORM 10-KSB (FOR THE YEAR ENDED APRIL 30, 2002)

3.1     Articles of Incorporation of Infinite Graphics Incorporated[.] (1)

3.2     Bylaws of Infinite Graphics Incorporated[.] (1)

4       Form of Certificate for Common Stock of Infinite Graphics
        Incorporated[.] (1)

10.1    Incentive Stock Option Plan of Infinite Graphics Incorporated[.] # (2)

10.2 Lease between the Company and Infinite Properties, dated October 31, 1983, for property at 4621 East Lake Street, Minneapolis, Minnesota[.]
        (1)

10.4    Intentionally omitted.

10.5    Intentionally omitted.

10.6    Intentionally omitted.

10.7    Intentionally omitted.

10.8    Intentionally omitted.

10.9 Amended lease between the Company and Infinite Properties dated November 30, 1993. (2)

10.10   Intentionally omitted.

10.11   Intentionally omitted.

10.12   Intentionally omitted.

10.13   Intentionally omitted.

10.14   Intentionally omitted.

10.15 License and Asset Purchase Agreement dated February 27, 1998 between the Company and Global MAINTECH Corporation[.] (3) =

10.16 General Credit and Security Agreement dated as of October 24, 1997 between the Company and SPECTRUM Commercial Services. (4)

10.17 Revolving Note dated October 24, 1997 in original principal amount of $750,000 (4)

10.18 Term Loan Agreement dated as of October 24, 1997 between the Company and Riverside Bank. (4)

10.19 Mortgage Note dated October 24, 1997 in original principal amount of $250,000. (4)

10.20 Combination Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Rents dated as of October 24, 1997 between the Company and Riverside Bank. (4)

10.21 Guaranty of Clifford F. Stritch, Jr. to Riverside Bank with respect to $250,000 Mortgage Loan dated October 24, 1997. (4)

10.22 Guaranty of Clifford F. Stritch, Jr. to SPECTRUM Commercial Services dated October 24, 1997. (4)

10.23 Subordination Agreement dated as of October 24, 1997 between SPECTRUM Commercial Services and Robert J. Fink relating to loans by SPECTRUM Commercial Services to the Company. (4)

10.24   1997 Stock Option Plan of Infinite Graphics Incorporated. # (6)

10.25 Lease Agreement dated as of November 23, 1998 between the Company and TOWNSQUARE L.L.C. without exhibits. (6)

10.26 Master Lease Agreement dated as of September 2, 1997 between the Company and General Electric Capital Corporation, as amended as of November 11, 1998, together with Exhibit A dated as of November 11, 1998, Schedule No. 001, Annex A to Schedule No. 001 dated as of October 16, 1998, Index Rate Addendum to Schedule No. 001 dated as of November 11, 1998, Buyer's Verification Report and Certificate of Acceptance to Schedule No. 001 dated as of October 23, 1998, Schedule No. 002, Annex A to Schedule No. 002 dated as of October 16, 1998, Index Rate Addendum to Schedule No. 002 dated as of December 2, 1998 and Buyer's Verification Report and Certificate of Acceptance to Schedule No. 002 dated as December 1, 1998.
        (6)

10.27 Asset Purchase Agreement dated January 28, 1999 between Infinite Graphics Incorporated, Photronics Colorado, Inc. and Photronics, Inc. without exhibits or schedules. (5)

10.28   Lease Agreement dated as of November 21, 1991 between Homburg Holdings
        (CO) Inc. and Microphase Laboratories, Inc. together with Addendum to Lease dated as of December 2, 1996 and December 12, 1996 between Homburg Holdings (CO) Inc. and Photronics Colorado, Inc. (subsequently assigned by Microphase Laboratories, Inc. to Photronics Colorado, Inc.). (8)

10.29 Assignment dated as of January 28, 1999 between the Company and Photronics Colorado, Inc., assigning the interest of Photronics Colorado, Inc. under the Lease Agreement dated as of November 21, 1991 between Homburg Holdings (CO) Inc. and Microphrase Laboratories, Inc., as amended (listed above as Exhibit 10.28) to the Company. (6)

10.30   1999 Stock Option Plan of Infinite Graphics Incorporated. # (7)

10.31 Employment agreement dated November 20, 2000 between the Company and Clifford R. Stritch. # (8)

10.32 Modification of Mortgage Note dated November 7, 2000 between the Company and Associated Bank Minnesota (modifying Exhibit 10.20). (9)

10.33 Commercial Security Agreement dated November 7, 2000 between the Company and Associated Bank Minnesota. (9)

10.34 Promissory Note dated November 7, 2000 in original principal amount of $275,000 in favor of Associated Bank Minnesota. (9)

10.35 Guaranty of Clifford F. Stritch, Jr. to Associated Bank with respect to $275,000 Mortgage Loan dated November 7, 2000. (9)

10.36 Master Lease Agreement dated as of January 25, 2001 between the Company and Marquette Equipment Finance, Inc. without exhibits or schedules. (9)

10.37 Third Amendment to General Credit and Security Agreement dated March 27, 2001 between the Company and Spectrum Commercial Services Company. (9)

10.38 Extension of Personal Guarantee between Clifford F. Stritch, Jr. and Spectrum Commercial Services Company. (9)

10.39 Revolving Note extension as of January 29, 2001 between the Company and Spectrum Commercial Services Company. (9)

10.40 General Credit and Security Agreement dated March 27, 2001 between the Company and Spectrum Commercial Services Company. (9)

10.41 Revolving Note as of March 27, 2001 between the Company and Spectrum Commercial Services Company. (9)

10.42 Revolving Note Guarantee as of March 27, 2001 between Clifford F. Stritch, Jr. and Spectrum Commercial Services Company. (9)

10.43 Fourth Amendment to General Credit and Security Agreement dated February 9, 2002 between the Company and SPECTRUM Commercial Services Company (amending Exhibit 10.16). *

10.44 Revolving Note as of February 9, 2002 in the principal amount of $750,000 by the Company in favor of SPECTRUM Commercial Services Company (amending and restating Exhibit 10.17). *

10.45   Guarantor Acknowledgment and Amendment dated March 12, 2002 of Clifford
        F. Stritch, Jr. to SPECTRUM Commercial Services Company (supplementing
        Exhibit 10.22). *

10.46 Business Loan Agreement dated April 26, 2002 between the Company and Associated Bank Minnesota. *

10.47 Promissory Note as of April 26, 2002 in the principal amount of $500,000 by the Company in favor of Associated Bank Minnesota. *

10.48 Commercial Security Agreement dated April 26, 2002 between the Company and Associated Bank Minnesota. *

10.49 Mortgage dated April 26, 2002 between the Company and Associated Bank Minnesota. *

10.50 Guaranty of Clifford F. Stritch, Jr. to Associated Bank Minnesota dated April 26, 2002. *

-------------------------
# Indicates management contracts or compensatory plan or arrangement required to be filed is an exhibit to Form 10-K or Form 10-KSB.

*       Filed herewith.

(1) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1989, and incorporated herein by reference.
(2) Filed with the Company's Annual Report on Form 10-K for the year ended April 30, 1994, and incorporated herein by reference
(3) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, and incorporated herein by reference.
(4) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998, and incorporated herein by reference.
(5) Filed with the Company's Current Report on Form 8-K with a date of report of January 28,1999 and incorporated herein by reference.
(6) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999, and incorporated herein by reference.
(7) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, and incorporated herein by reference.
(8) Filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2001, and incorporated herein by reference.
(9) Filed with the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001, and incorporated herein by reference.