Form 10KSB/A
period 2002-04-30
INFINITE GRAPHICS INC
filed 2002-08-29
CIK 744500

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

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002:

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
Clifford F. Stritch, Jr.    55        Chairman of the      Chairman of the Board, Director, and CEO of    Aug. 1970
                                   Board, Director, CEO    the Company.  Mr. Stritch was the CFO of
                                                           the Company from November 1995 to May 2000.

Edwin F. Snyder             59           Director          From November 1998 to December 2001,           Sept. 1990
                                                           Executive Vice President of the Company.
                                                           From October 1996 to November 1998,
                                                           Vice-President of Marketing and Sales with
                                                           Wave Crest of Edina, Minnesota.  From March
                                                           1995 to September 1996, Vice-President of
                                                           Sales and Marketing with Johnstech
                                                           International, a manufacturer of high
                                                           performance test contacts.  From February
                                                           1992 to March 1995, Vice-President of
                                                           Marketing with Visu-Com of Baltimore,
                                                           Maryland, a manufacturer of personal
                                                           communications products. Mr. Snyder is
                                                           presently a Product Manager with SignCAD
                                                           Systems, Inc., a software company.

Michael J. Evers            67           Director          Since 1974, Dean Emeritus of the Graduate      Sept. 1997
                                                           School of Business, Professor and Assistant
                                                           Professor of Strategic Management and
                                                           Marketing with University of St. Thomas
                                                           Minneapolis, Minnesota.  Mr. Evers serves
                                                           as a director of Cellex Biosciences, Inc.

William J. Brummond         51           Director          Since February 2000, President of              June 2002
                                                           Supersolutions Corporation, which
                                                           provides software solutions to the finance
                                                           industry, using robust, enterprise-wide
                                                           software application for financial
                                                           institutions and consumer lending
                                                           organizations.  Their software originates
                                                           services and collects consumer loans.  From
                                                           June 1999 to February 2000, Chief Executive
                                                           Officer of redtagoultet.com, inc., an
                                                           Internet based outlet store with a
                                                           continuously changing selection of brand
                                                           name products at discount prices.  From
                                                           November 1996 to May 1999, President and
                                                           Chief Executive Officer of LyngraphiCare,
                                                           Inc., which develops and distributes
                                                           equipment and services to persons with
                                                           acquired communication deficits,
                                                           particularly aphasia and apraxia, to
                                                           improve their communication.

Rodney J. Gerdes            48       Vice President -      Joined the Company in March 2002 and became
                                        Operations         Vice President - Operations of the Company
                                                           as of June 17, 2002.  From September 1996
                                                           to February 2002, Mr. Gerdes was employed
                                                           by Alliant Techsystems, Inc. in a variety
                                                           of positions, serving most recently as
                                                           Deputy Program Director.

Barry B. Onufrock           47      Chief Financial        Joined the Company in February 2000 and
                                       Officer             became Chief Financial Officer of the
                                                           Company as of May 24, 2000.  From 1998
                                                           through 1999 Mr. Onufrock was Controller of
                                                           Donatelle Plastics, Inc., a manufacturer of
                                                           precision medical plastic injection molded
                                                           products and tooling.  From 1988 to 1998
                                                           Mr. Onufrock was the Assistant Controller
                                                           and Tax Manager of Marvin Windows and Doors
                                                           of Warroad, Minnesota, a manufacturer of
                                                           wood windows and doors.  Mr. Onufrock is a
                                                           Certified Public Accountant.  He has worked
                                                           in a part time capacity for the Company
                                                           since October, 2001.  He is also employed
                                                           at Tool Products, Inc. as the Controller.


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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.


ITEM 10. EXECUTIVE COMPENSATION.

CASH COMPENSATION

         The following table summarizes the annual compensation paid by the Company during fiscal years ended April 30, 2000, 2001, and 2002 to Clifford F. Stritch, the Chief Executive Officer of the Company as of April 30,

2002. No other executive officer of the Company had compensation in excess of $100,000 during any of the fiscal years for which information is provided. Mr. Stritch is sometimes referred to as the "Named Executive Officer."

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation
                                           ------------------------------------------------
                                               Salary           Bonus             Other
  Name and Principal Position        Year        $                $                 $
  ---------------------------        ----     -------          -------           -------
     Clifford F. Stritch, Jr.        2002     175,000             0            10,192(4)(5)
     Chief Executive Officer         2001     175,000(1)          0            10,192(4)(5)
     and a Director                  2000     145,134        45,200(2)(3)       5,410(4)(5)

---------------
(1) Includes $17,012 of base salary applicable to the fiscal year but paid in subsequent year.
(2) Includes amount for the sales of the software division and the achievement of other specified goals.
(3) Bonuses relate to applicable fiscal year but were paid in subsequent years.
(4) Includes insurance and car allowance.
(5) Does not include $20,000 as payment for personal guarantee of Company' bank loan.

STOCK OPTIONS

         No options were granted to or exercised by the Named Executive Officer during the Company's fiscal year ended April 30, 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         In November, 2000, the Company entered into an employment agreement with Clifford F. Stritch, Jr. commencing November 20, 2000 and expiring November 20, 2012. The Employment Agreement provides that Mr. Stritch serve as the Company's Chief Executive Officer for a salary of not less than $175,000 base plus a discretionary bonus to be established annually by the Board of Directors. In addition the agreement provides for life insurance, disability insurance, vacation, a company provided vehicle and certain travel and business expenses. In the event of Mr. Stritch's death or disability, termination with "Cause" (as defined by the agreement) or if Mr. Stritch resigns other than for "Good Reason" (as defined by the agreement), Mr. Stritch is due all compensation and vacation due him to the date of his termination. Certain benefits continue until age 65. If Mr. Stritch is terminated without "Cause" or if Mr. Stritch resigns for "Good Reason" a severance payment provision applies. This severance payment equals
2.99 times Mr. Stritch's average previous five years base salary and paid bonuses. In addition, health, life, and disability insurance will continue until age 65, and Mr. Stritch's or his estate will be 100% vested with respect to any stock options outstanding on the termination date. Finally, a five year non-compete provision is included in the agreement. It protects the Company for "Confidential Information", "Inventions", "Corporate Products", and Competitive Products" services that Mr. Stritch has agreed to not pursue. Mr. Stritch is to receive payments of 75% of his average base salary plus paid bonuses for the previous three years, not to exceed $150,000 per year, for five years following termination.

BOARD OF DIRECTOR COMPENSATION

         Employee directors do not receive additional compensation for serving on the Board of Directors. Each non-employee director of the Company receives $2,500 per quarter. In addition, William J. Brummond was granted options to purchase 50,000 shares of Common Stock at an exercise price of $1.08 pursuant to the terms of the Infinite Graphics Incorporated Stock Option Plan of 1993. The option was immediately exercisable for 20% of the amount granted and is exercisable in 40%, 60%, 80% and 100% increments on the first, second, third and fourth anniversaries of the option grant. The option expires on June 17, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF OUTSTANDING STOCK

         Information as to the name, address and stock holdings of each person known by the Company to be a beneficial owner of more than 5% of its Common Stock and as to the name, address and stock holdings of certain executive officers, each director and nominee for election to the Board of Directors and by all executive officers, directors, and nominees, as a group, as of August 16, 2002 is set forth below. Except as indicated below, the Company believes that each such person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

                                                       Common Stock
              Name/Address             -----------------------------------------
                   of                     Amount Beneficially        Percent of
          Shareholder/Director                   Owned               Class (1)
--------------------------------------------------------------------------------

Clifford F. Stritch, Jr.                      1,096,050 (2)            36.2%
4611 East Lake Street
Minneapolis, Minnesota 55406

Robert J. Fink                                  149,000                 4.9%
1850 Arvin Drive
Mendota Heights, Minnesota 55118

Touch Future Technology LTD                     222,222                 7.3%
c/o Hang Seng Bank LTD
83 Des Vocux Road Central
Hong Kong, China

Edwin F. Snyder                                  67,800                 2.2%
5925 Loring Drive
Minnetrista, MN 55364

Michael J. Evers                                 90,000 (3)             2.9%
1000 LaSalle Avenue, MPL331
Minneapolis, Minnesota 55403

William J. Brummond                              10,000 (4)               *
10100 Viking Drive, Suite 100
Eden Prairie, Minnesota 55344

Directors and Executive Officers as a         1,266,850 (5)            40.5%
Group (6 persons)

*        Less than one percent of shares outstanding.

(1) In calculating percentage ownership, all shares of Common Stock which a named shareholder has the right to acquire within 60 days from the date of this Proxy Statement upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholders.
(2) An irrevocable trust of which Mr. Stritch's daughter, Kendra L. Stritch, is the beneficiary is the owner of 23,800 shares of Common Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in those shares. An irrevocable trust of which Mr. Stritch's son, Carter Francis Stritch, is the beneficiary is the owner of 21,500 shares of Common

      Stock of the Company. The Common Stock held in that trust are included in the number of shares set forth above, although Mr. Stritch denies any beneficial interest in these shares. Mr. Stritch is not a trustee of either trust.
(3) Includes options for the purchase of 90,000 shares of Common Stock, but excludes options for the purchase of 10,000 shares of Common Stock that are not exercisable during the next 60 days.
(4) Includes options for the purchase of 10,000 shares of Common Stock, but excludes options for the purchase of 40,000 shares of Common Stock that are not exercisable during the next 60 days.
(5) Includes options for the purchase of 100,000 shares of Common Stock, but excludes options for the purchase of 110,000 shares of Common Stock that are not exercisable during the next 60 days.

EQUITY COMPENSATION PLANS

         Information as to the Company's outstanding equity compensation plans as of August 16, 2002 is set forth below. Other than options issued under the Company's stock option plans, there are no warrants or other rights to acquire securities of the Company outstanding as of August 16, 2002.

------------------------------- ------------------------- ----------------------- ---------------------------
Plan Category                   Number of securities      Weighted-average        Number of securities
                                to be issued upon         exercise price of       remaining available
                                exercise of outstanding   outstanding options,    for future issuance under
                                options, warrants and     warrants and rights     equity compensation
                                rights                                            plans (excluding
                                                                                  securities reflected in
                                                                                  column  (a))

                                          (a)                      (b)                       (c)
------------------------------- ------------------------- ----------------------- ---------------------------
Equity compensation             465,000                   $1.28                   735,000
plans approved by
security holders

------------------------------- ------------------------- ----------------------- ---------------------------
Equity compensation             None                      NA                      NA
plans not approved by
security holders

------------------------------- ------------------------- ----------------------- ---------------------------
TOTAL                           465,000                                           735,000
------------------------------- ------------------------- ----------------------- ---------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2002, the Company leased the properties at 4621 East Lake Street from Infinite Properties, a partnership of the Company's Chairman of the Board, Clifford F. Stritch, Jr., and Daniel R. Schultz. The lease for 4621 East Lake Street is dated October 31, 1983, and had an original term of five years. In 1988, the Company exercised its option to renew this lease for an additional five year term. The lease has been amended several times to extend the term. Currently, the lease has been orally amended to extend to April 30, 2004. The rent is currently $2,750 per month.

         The Company pays Clifford Stritch $20,000 as a fee for his being required to personally sign as guarantor of the Company's debt.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 29, 2002                   By: /s/  Clifford F. Stritch, Jr.
                                            ------------------------------------
                                                 Clifford F. Stritch, Jr.
                                                 Chief Executive Officer

                                        By: /s/  Barry B. Onufrock
                                            ------------------------------------
                                                 Barry B. Onufrock
                                                 Chief Financial Officer