Form 10QSB
period 2002-07-31
INFINITE GRAPHICS INC
filed 2002-09-16
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended July 31, 2002

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                               For the transition period from _______ to _______

                               Commission file number  0-13042
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of August 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INFINITE GRAPHICS INCORPORATED
                                    BALANCE SHEETS

                                                                                        July 31, 2002     April 30, 2002
                                                                                       --------------     --------------
ASSETS                                                                                   Unaudited
CURRENT ASSETS:
  Cash                                                                                 $      183,713     $      533,548
  Accounts receivable, less allowance for doubtful accounts
     of $118,000                                                                            1,354,908          1,463,492
  Receivable from Related Party                                                                16,474             14,006
  Inventories                                                                                 407,793            343,431
  Prepaid expenses and other                                                                  200,381             75,436
  Equipment Deposit                                                                           500,000            500,000
                                                                                       --------------     --------------
          TOTAL CURRENT ASSETS                                                              2,663,269          2,929,913
                                                                                       --------------     --------------
Property and Equipment, Net                                                                 1,872,800          2,094,040
                                                                                       --------------     --------------

Other Assets:
  Purchased Software, Net                                                                      43,620             51,194
   Investment in Joint Venture                                                                 92,751            109,702
   Customer list, less accumulated amortization of $70,961 and $57,412 respectively            79,038             92,588
   Goodwill, less accumulated amortization of $15,622                                          82,469             82,469

   Other assets                                                                               289,011            164,149
                                                                                       --------------     --------------
                                                                                       $    5,122,958     $    5,524,055
                                                                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable, bank                                                                   $      363,170     $      383,466
  Current maturities of long-term debt                                                        560,948            547,739
  Trade Accounts Payable                                                                      427,738            463,705
  Accrued Expenses:
     Compensation                                                                             321,193            411,249
     Other                                                                                    390,922            315,257
  Deferred Revenue                                                                            146,806            166,187
  Customer deposit                                                                            500,000            500,000
                                                                                       --------------     --------------
          TOTAL CURRENT LIABILITIES                                                         2,710,777          2,787,603
                                                                                       --------------     --------------

Long-Term Debt, less current maturities                                                       728,691            869,595
                                                                                       --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    Issued and outstanding 3,024,797                                                        4,681,697          4,681,697
  Accumulated deficit                                                                      (2,998,207)        (2,814,840)
                                                                                       --------------     --------------
          TOTAL STOCKHOLDERS' EQUITY                                                        1,683,490          1,866,857
                                                                                       --------------     --------------

                                                                                       $    5,122,958     $    5,524,055
                                                                                       ==============     ==============

See Notes to Financial Statements.

                          INFINITE GRAPHIC INCORPORATED
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                         THREE MONTH PERIOD
                                                                            ENDED JULY 31,
                                                                        2002             2001
                                                                   ------------     ------------
REVENUES:
  Net sales                                                        $  1,816,640     $  2,039,136
  Other income                                                            1,375            1,458
                                                                   ------------     ------------
               TOTAL REVENUES                                         1,818,015        2,040,594
                                                                   ------------     ------------

COSTS AND EXPENSES:
  Costs of products sold                                              1,377,623        1,745,000
  Selling, general and administrative                                   563,081          485,030
  Interest  expense                                                      43,727           55,222
                                                                   ------------     ------------
               TOTAL COSTS AND EXPENSES                               1,984,431        2,285,252
                                                                   ------------     ------------

               LOSS FROM OPERATIONS                                    (166,416)        (244,658)


Equity in earnings (loss) of joint venture                              (16,951)         168,289
                                                                   ------------     ------------
              NET LOSS                                             $   (183,367)    $    (76,369)
                                                                   ============     ============

Earnings (loss) per share data:

   Basic and diluted loss per share                                $       (.06)    $       (.03)
                                                                   ============     ============

   Basic and diluted weighted-average common shares outstanding       3,024,797        3,024,797
                                                                   ============     ============

See Notes to Financial Statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                              THREE MONTH PERIOD
                                                                                ENDED JULY 31,
                                                                            2002             2001
                                                                        ------------     ------------
Cash Flows From Operating Activities
   Net loss                                                             $   (183,367)    $    (76,369)
   Adjustments to reconcile net loss to net cash provided by
   Operating activities:
      Depreciation and amortization                                          266,674          266,151
      Contingent acquisition price financed through the reduction of
         accounts receivable                                                 (22,500)        (120,062)
      Equity in loss (earnings) of joint venture                              16,951         (168,289)
      Changes in assets and liabilities:
         Accounts receivable                                                 106,116          218,313
         Inventories                                                         (64,362)         (40,743)
         Prepaid expenses and other                                         (124,945)          23,795
         Other assets                                                       (124,862)         (83,960)
         Accounts Payable, accrued expenses and deferred revenue             (47,239)          91,167
                                                                        ------------     ------------
            NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (177,534)         110,003


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (24,310)        (125,510)
                                                                        ------------     ------------
            NET CASH USED IN INVESTING ACTIVITIES                            (24,310)        (125,510)


CASH FLOWS FROM FINANCING ACTIVITIES:

      Net borrowings (payments) on revolving credit agreement                (20,296)         186,598
      Principal payments on long-term debt and capital lease
         obligations                                                        (127,695)        (107,682)

                                                                        ------------     ------------
            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (147,991)          78,916
                                                                        ------------     ------------

           NET (DECREASE) INCREASE IN CASH                                  (349,835)          63,409

Cash
                                                                        ------------     ------------
   Beginning of year                                                         533,548           67,917
                                                                        ------------     ------------
   End of period                                                        $    183,713     $    131,326
                                                                        ============     ============

See Notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A:
The Balance Sheet as of July 31, 2002 and the Statements of Operations for the three month periods ended July 31, 2002 and 2001 and the Statements of Cash Flows for the three months ended July 31, 2002 and 2001 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2002 has been derived from the audited Balance Sheet included in the Company's April 30, 2002 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2002 Annual Report on Form 10-KSB.

NOTE B:
In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest, but does not hold a controlling interest. As of June 30, 2002, the joint venture had accumulated net income in excess of the Company's original investment of $93,000. The original investment has been reduced by elimination of intercompany profit. Unaudited condensed financial statement information for the joint venture as of June 30, 2002 and 2001, are as follows:

                                                  2002              2001
                                               ------------     ------------
                                                         Unaudited

Total assets                                   $  2,178,954     $  1,520,568
                                               ============     ============

Total liabilities                              $  1,869,322     $  1,152,783
                                               ------------     ------------

Stockholders' equity:                               309,632          367,785
                                               ------------     ------------
                                               $  2,178,954     $  1,520,568
                                               ============     ============
For the 3-month period ended June 30, 2002:
Net Sales                                      $    191,289     $    589,954
                                               ============     ============
Gross Profit                                         33,219          386,898
                                               ============     ============
Net Income                                     $    (33,902)    $    336,578
                                               ============     ============

The joint venture owes the Company $16,474 at July 31, 2002, for various cost reimbursements. The Singapore operation is in its early operations, and is still increasing production to reach break even.

NOTE C:

Under an agreement to sell photoplotters under its own name, the Company made a nonrefundable deposit with a manufacturer for the purchase of five machines. In addition, the agreement requires the Company to purchase equipment for approximately $300,000. The deposit is $100,000 for each of five machines, or a total of $500,000. The machines will be sold directly by the Company, or, to its joint venture, at cost.

The Company has also received a refundable deposit from its joint venture in the same amount as it has made to the manufacturer.

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

NOTE D:
The Company has a revolving credit agreement (the Revolver), at the lender's discretion, that allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (10.00 percent at July 31, 2002), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee.

The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or February 10, 2003. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to February 10, 2003. The Company is in technical violation of one covenant of the lending agreement, and has obtained a waiver. The violation is the net operating loss for the year.

NOTE E:
Basic net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.

NOTE F:
The Company has a concentration of sales to certain major customers. One customer represented 19% of net sales for the three months ended July 31, 2002. Two customers represent 18% and 11% of net sales for the three months ended July 31, 2001.

NOTE G:
No income tax provision has been provided for in the statements of operation due to the loss incurred for the periods presented.

NOTE H:
In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, effective for the Company's fiscal year ending April 2003. Any business combination transactions and acquisitions of intangibles in the future would be accounted for under this new guidance. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending April 2003.

In June 2002, the FASB issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. While management has not determined the impact of the new standard, it is not expected to be material to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JULY 31, 2001

Operations for the three months ended July 31, 2002 resulted in net sales of $1,817,000 compared to $2,039,000 for the same period last year or a 11% decrease. The decrease in sales is a result of decreased phototooling demand, primarily in the Large Area Mask business.

The gross margin for the three months ended July 31, 2002 was 24%, compared to 14% for the same period last year. The $439,000 gross profit for the three months ended July 31, 2002 compares to $294,000 for the same period last year. The increase in gross margin is primarily due to the decrease in direct costs of the facility in Hallsville, MO that was closed in October, 2001 and other reductions in staff made in the third quarter 2001. Other direct costs have not been reduced further due to the management anticipated recovery of sales anticipated later this year. The increase in gross margin as a percentage of sales is primarily due to the cuts made after the same period in 2001.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended July 31, 2002 were $563,000 compared to $485,000 for the same period last year, an increase of $78,000 or 16%. S, G & A increased due to added management and sales personnel and other sales promotion measures during the quarter. The Company's interest expense for the three months ended July 31, 2002 was $44,000 compared to $55,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

The loss from joint venture of $17,000 for the three-month period ended June 30, 2002 compares to income of $168,000 for the same period last year. The income in the prior year is primarily the result of the sale of equipment by the joint venture during the period. The Singapore operation is still in its early stages of operations, and is still ramping up production. These current results are more indicative of the results expected for the remainder of the year. The normal phototooling operations are not yet at a break-even point and the joint venture may produce an operating loss for the year.

The Company had a net loss of $183,000 for the three months ended July 31, 2002 compared to net loss of $76,000 for the same period last year.

Liquidity. The Company had negative working capital of $48,000 at July 31, 2002 and positive working capital of $142,000 at April 30, 2002. The change in working capital is primarily due to the net operating loss for the quarter. The Company's cash flow used in operations was $178,000 for the three months ended July 31, 2002, compared with cash flow provided by operations of $110,000 for the same period last year. The decrease in cash flow from operations is primarily due to advance payments of insurance, deposits on equipment and payment for short lived other assets and lower collections of Accounts Receivable than in the prior year.

For the three months ended July 31, 2002 the Company invested cash of $24,000 in capital equipment and purchased software. For the three months ended July 31, 2001 the Company invested cash of $126,000 in capital equipment.

The Company's cash flow used in financing activities was $148,000 for the three months ended July 31, 2002 compared to cash flow provided by financing activities of $79,000 during the same period last year. Cash flows provided by financing activities for the three months ended July 31, 2002 consisted of payments on long-term debt of $128,000 plus decreases under the revolving credit agreement of $20,000.

A summary of our contractual cash obligations at July 31, 2002 is as follows:

----------------------------------- ------------- ------------- ------------- ------------- -------------
CONTRACTUAL OBLIGATIONS                    TOTAL          2003          2004          2005          2006

----------------------------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including
interest                              $1,041,776      $453,209      $414,035      $146,943       $27,589

----------------------------------- ------------- ------------- ------------- ------------- -------------
Operating leases                         739,460       147,763       220,447       178,875       192,375

----------------------------------- ------------- ------------- ------------- ------------- -------------
Purchase agreement for
manufacturing equipment

----------------------------------- ------------- ------------- ------------- ------------- -------------
Total contractual cash
obligations                           $2,001,200      $600,972      $634,482      $325,818      $219,964

----------------------------------- ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------- ----------------------- --------------------------- ---------------------------
    OTHER COMMERCIAL           TOTAL AMOUNT
      COMMITMENT                 COMMITTED          OUTSTANDING AT 07/31/02        DATE OF EXPIRATION
------------------------- ----------------------- --------------------------- ---------------------------
     Line of credit              $750,000                  $363,170                February 10, 2003
------------------------- ----------------------- --------------------------- ---------------------------

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2003.

Capital Resources. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement expires in February 2003 if not renewed. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2003 and may not be able to expand its investment into new operations beyond its current levels. The Company is in technical violation of a covenant of the lending agreement; and has sought and obtained a waiver. Management believes that this violation will not adversely affect the Company's ability to use the facility. The violated covenant is the net operating loss for the year.

The Company's cash flow used in financing activities was $151,000 for the three months ended July 31, 2002 compared to cash flow provided by financing activities of $79,000 during the same period last year. Cash flows provided by financing activities for the three months ended July 31, 2002 consisted of payments on long-term debt of $131,000 plus decreases under the revolving credit agreement of $20,000.

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, purchased software and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $118,000 should be adequate for any exposure to loss in our July 31, 2002 accounts receivable. Currently we have a $117,000 reserve for slow moving and obsolete inventories at July 31, 2002. We depreciate our property and equipment and purchased software over their estimated useful lives and we have not identified any items that are impaired.


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

In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending April 2003.

In June 2002, the FASB issued SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. While management has not determined the impact of the new standard, it is not expected to be material to the Company.

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Change in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matter to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification Purusant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                  99.2 Certification Purusant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


         (b)      Reports on Form 8-K

                  During the quarter ended July 31, 2002, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sepetember 13, 2002                     By  /S/ Clifford F. Stritch, Jr.
                                            ----------------------------
                                            Clifford F. Stritch, Jr.
                                            Chief Executive Officer


                                        By  /S/ Barry B. Onufrock
                                            ---------------------
                                            Barry B. Onufrock
                                            Chief Financial Officer

                                 CERTIFICATIONS


I, Clifford F. Stritch, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Infinite Graphics Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/S/ Clifford F. Stritch, Jr.
------------------------------------
Clifford F. Stritch, Jr.
Chief Executive Officer


I, Barry B. Onufrock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Infinite Graphics Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/S/ Barry B. Onufrock
------------------------------------
Barry B. Onufrock
Chief Financial Officer