Form 10QSB
period 2002-10-31
INFINITE GRAPHICS INC
filed 2002-12-16
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended October 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from ____________ to ____________

                     Commission file number             0-13042
                                            ------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of November 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                                 BALANCE SHEETS

                                                                October 31, 2002    April 30, 2002
                                                                   -----------       -----------
ASSETS                                                              Unaudited
CURRENT ASSETS:
  Cash                                                             $        --       $   533,548
  Accounts receivable, less allowance for doubtful accounts
     of $75,000 and $118,000 respectively                            1,131,413         1,463,492
  Receivable from Related Party                                         25,952            14,006
  Inventories                                                          340,410           343,431
  Prepaid expenses and other                                           211,016            75,436
  Equipment Deposit                                                    500,000           500,000
                                                                   -----------       -----------
          TOTAL CURRENT ASSETS                                       2,208,791         2,929,913
Property and Equipment, Net                                          1,662,158         2,094,040
                                                                   -----------       -----------

Other Assets:
  Purchased Software, Net                                               32,492            51,194
  Investment in Joint Venture                                           79,607           109,702
  Customer list, less accumulated amortization of $84,511 and
     $57,412 respectively                                               65,489            92,588
  Goodwill, less accumulated amortization of $15,622                    82,469            82,469
  Equipment Deposits                                                   451,000                --
  Other Assets                                                         151,566           164,149
                                                                   -----------       -----------
                                                                   $ 4,733,572       $ 5,524,055
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable, bank                                               $   378,641       $   383,466
  Current maturities of long-term debt                                 586,486           547,739
  Checks written in excess of bank balance                              48,514                --
  Trade Accounts Payable                                               269,771           463,705
  Accrued Expenses:
    Compensation                                                       306,210           411,249
    Other                                                              314,145           315,257
  Deferred Revenue                                                     138,992           166,187
  Customer deposit                                                     500,000           500,000
                                                                   -----------       -----------
          TOTAL CURRENT LIABILITIES                                  2,542,759         2,787,603
                                                                   -----------       -----------
Long-Term Debt, less current maturities                                843,192           869,595
                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
  Issued and outstanding 3,024,797                                   4,681,697         4,681,697
  Accumulated deficit                                               (3,334,076)       (2,814,840)
                                                                   -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY                                 1,347,621         1,866,857
                                                                   -----------       -----------

                                                                   $ 4,733,572       $ 5,524,055
                                                                   ===========       ===========

See Notes to Financial Statements.

PART 1 - FINANCIAL INFORMATION CONTINUED)

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                   THREE MONTH PERIOD                   SIX MONTH PERIOD
                                                                    ENDED OCTOBER 31,                   ENDED OCTOBER 31,
                                                                 2002              2001              2002              2001
REVENUES:
  Net sales                                                  $ 1,642,139       $ 2,471,928       $ 3,458,779       $ 4,511,064
  Other income                                                       232                20             1,607             1,478
                                                             -----------       -----------       -----------       -----------
               TOTAL REVENUES                                $ 1,642,371       $ 2,471,948       $ 3,460,386       $ 4,512,542

COSTS AND  EXPENSES:
  Costs of products sold                                       1,437,824         1,776,417         2,815,447         3,521,417
  Selling, general and administrative                            483,715           543,156         1,046,797         1,028,186
  Charge for location shutdown and workforce reduction                --            90,340                --            90,340
  Interest expense                                                43,556            54,960            87,283           110,182
                                                             -----------       -----------       -----------       -----------
               TOTAL COSTS AND EXPENSES                        1,965,095         2,464,873         3,949,527         4,750,125
                                                             -----------       -----------       -----------       -----------

               (LOSS) INCOME FROM OPERATIONS                 $  (322,724)      $     7,075       $  (489,141)      $  (237,583)

Equity in earnings (loss)of joint venture                        (13,050)           (9,027)          (30,095)          159,262
                                                             -----------       -----------       -----------       -----------
                NET LOSS                                     $  (335,774)      $    (1,952)      $  (519,236)      $   (78,321)
                                                             ===========       ===========       ===========       ===========

Loss per share data:
     Basic loss per share                                    $      (.11)      $      (.00)      $      (.17)      $      (.03)
                                                             ===========       ===========       ===========       ===========

     Basic weighted-average common shares outstanding          3,024,797         3,024,797         3,024,797         3,024,797
                                                             ===========       ===========       ===========       ===========

     Diluted  loss per share                                 $      (.11)      $      (.00)      $      (.17)      $      (.03)
                                                             ===========       ===========       ===========       ===========

     Diluted weighted-average common shares outstanding        3,024,797         3,024,797         3,024,797         3,024,797
                                                             ===========       ===========       ===========       ===========

See Notes to Financial Statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                   SIX MONTH PERIOD
                                                                                   ENDED OCTOBER 31,
                                                                                 2002            2001
                                                                              -------------------------
Cash Flows From Operating Activities
   Net loss                                                                   $(519,236)      $ (78,321)
   Adjustments to reconcile net loss to net cash provided by
   Operating activities:
      Depreciation and amortization                                             526,668         572,402
      Contingent acquisition price financed through the reduction of
         accounts receivable                                                   (107,813)        (14,822)
      Equity in loss (earnings) of joint venture                                 30,095        (159,262)
      Changes in assets and liabilities:
         Accounts receivable                                                    320,134        (131,096)
         Inventories                                                              3,021         (52,906)
         Prepaid expenses and other                                            (135,579)        (93,189)
         Other assets and equipment deposits                                   (438,417)        (42,073)

         Accounts Payable, accrued expenses and deferred revenue               (219,467)        312,751
                                                                              -------------------------
            NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES               (540,594)        313,484

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                     (48,989)       (257,666)
                                                                              -------------------------
            NET CASH USED IN INVESTING ACTIVITIES                               (48,989)       (257,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on revolving credit agreement                                 (4,825)        (23,995)
      Proceeds from borrowings on long-term debt                                288,750              --
      Principal payments on long-term debt and capital lease obligations       (276,404)       (238,864)
      Increase in checks written in excess of bank balances                      48,514         139,124
                                                                              -------------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  56,035        (123,735)
                                                                              -------------------------

            NET DECREASE  IN CASH                                              (533,548)        (67,917)

Cash
                                                                              -------------------------
   Beginning of year                                                            533,548          67,917
                                                                              -------------------------
   End of period                                                              $      --       $      --
                                                                              =========================

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS


NOTE A:

The Balance Sheet as of October 31, 2002 and the Statements of Operations for the three and six month periods ended October 31, 2002 and 2001 and the Statements of Cash Flows for the six months ended October 31, 2002 and 2001 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2002 has been derived from the audited Balance Sheet included in the Company's April 30, 2002 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2002 Annual Report on Form 10-KSB.


NOTE B:

In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest, but does not hold a controlling interest. As of September 30, 2002, the joint venture had accumulated net losses reducing the Company's original investment of $105,000, as well as being further reduced for the elimination of intercompany profit. Unaudited condensed financial statement information for the joint venture as of September 30, 2002 and 2001, are as follows:

                                                           2002          2001
                                                        ------------------------
                                                                Unaudited
Total assets                                            $2,144,237    $1,494,814
                                                        ========================

Total liabilities                                       $1,858,232    $1,173,099
                                                        ------------------------

Stockholders' equity:                                      283,005       321,715
                                                        ------------------------
                                                        $2,144,237    $1,494,814
                                                        ========================

For the 3 and 6-month period ended:

                           Three Months Ended               Six Months Ended
                              September 30                    September 30
                       -------------------------       -------------------------
                          2002            2001            2002            2001

Net Sales              $ 210,764       $ 152,035       $ 402,483       $ 741,989
                       =========       =========       =========       =========
Gross Profit              39,295           9,246          72,562         341,693
                       =========       =========       =========       =========
Net Income (Loss)      $ (26,100)      $ (67,803)      $ (60,190)      $ 318,525
                       =========       =========       =========       =========

The joint venture owes the Company $25,952 at October 31, 2002, for various cost reimbursements. The Singapore operation is in its early operations, and is still attempting to increase production to reach break even.


NOTE C:

Under an agreement with its partner in the joint venture described in Note B, the Company made a nonrefundable deposit with a manufacturer for the purchase of five machines. In addition, the agreement requires the Company to purchase an evaluation machine for approximately $300,000. The deposit is $100,000 for each of five machines, or a total of $500,000. The machines will be sold, at cost, by the Company to its partner.

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


NOTE D:

The Company has a revolving credit agreement (the Revolver), at the lender's discretion, that allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (10.00 percent at October 31, 2002), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee.

The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or February 10, 2003. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to February 10, 2003. The Company was in technical violation of one covenant of the lending agreement, and has obtained a waiver. The agreement requires profitability and the violation is the net operating loss for the year to date.


NOTE E:

Basic net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.


NOTE F:

The Company has a concentration of sales to certain major customers. One customer represents 19% of net sales for the three months ended October 31, 2002. One customer represents 19% of net sales for the six months ended October 31, 2002. One customer represents 13% of net sales for the three months ended October 31, 2001. One customer represents 15% of net sales for the six months ended October 31, 2001.


NOTE G:

No income tax provision has been provided for in the statements of operation due to the loss incurred for the periods presented.


NOTE H:

In November, 2002, the Company has agreed to sell a photoplotter utilized in operations at the Colorado facility for $750,000. The sale of the photoplotter will result in the Company recognizing a gain of $580,000 from the sale in the third quarter ending January 31, 2003. In an unrelated transaction, the Company also has purchased new equipment for $815,000. This purchase has been financed through a long-term capital-lease agreement calling for a $175,000 down payment, monthly payments of $11,000 through November 2007 plus a balloon payment of $122,000. The sale of the photoplotter and the purchase and acquisition through a lease of the new equipment will provide working capital for the Company in the third quarter. The Company has made deposits of $300,000 on the new equipment with the manufacturer that is included with the $451,000 of Equipment Deposits on the Balance Sheet.

NOTE I:

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


NOTE J:

As of October 31, 2002, the Company's principal source of liquidity was its cash and its availability under its revolving line of credit totaling $750,000. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations throughout fiscal 2003. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back, or eliminate some or all of its development and expansion operations, which could have a material adverse effect on the Company's business, results of operations, and prospects.


NOTE K:

Acquired Intangible Assets:
                                              Gross Carrying        Accumulated
                                              Amount                Amortization
                                              --------------        ------------
As of October 31, 2002
----------------------
Amortized Intangible Assets
         Customer List                          $150,000                $ 84,511
Unamortized Intangible Assets
         Goodwill                               $ 98,091                $ 15,622

As of April 30, 2002
--------------------
Amortized Intangible Assets
         Customer List                          $150,000                $ 57,412
Unamortized Intangible Assets
         Goodwill                               $ 98,091                $ 15,622

Aggregate Amortization Expense for the 3 and 6-month period ended:

                    Three Months Ended October 31   Six Months Ended Octomber 31
                    -----------------------------   ----------------------------
                       2002             2001             2002             2001
Amortization
Expense             $ 27,099         $ 27,099         $ 54,198         $ 54,198
                    ============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001

Operations for the three months ended October 31, 2002 resulted in net sales of $1,642,000 compared to $2,472,000 for the same period last year or a 34% decrease. The decrease in sales is a result of decreased phototooling demand, primarily in the Large Area Mask business.

The gross margin for the three months ended October 31, 2002 was 12%, compared to 28% for the same period last year. The $204,000 gross profit for the three months ended October 31, 2002 compares to $696,000 for the same period last year. The decrease in gross margin is primarily due to the 34% decrease in net sales. Fixed costs and other direct costs have not been reduced further due to the management anticipated recovery of sales anticipated later this year.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended October 31, 2002 were $484,000 compared to $543,000 for the same period last year, a decrease of $59,000 or 11%. S, G & A decreased due to cutbacks in tradeshows, travel and delivery expenses offset by increases in bad debt expenses and insurance during the quarter.

The Company's interest expense for the three months ended October 31, 2002 was $44,000 compared to $55,000 for the same period last year. The decrease in interest expense is primarily due to lower borrowing costs on our revolving credit facility and lower balances on our capital lease obligations.

The loss from joint venture of $13,000 for the three-month period ended September 30, 2002 compares to a loss of $9,000 for the same period last year. The Singapore operation is still in its early stages of operations, and is still ramping up production. The normal phototooling operations are not yet at a break-even point and the joint venture may produce an operating loss for the year.

The Company had a net loss of $336,000 for the three months ended October 31, 2002 compared to net loss of $2,000 for the same period last year.


SIX MONTHS ENDED OCTOBER 31, 2002 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2001

Operations for the six months ended October 31, 2002 resulted in net sales of $3,459,000 compared to $4,511,000 for the same period last year or a 23% decrease. The decrease in sales is a result of a general decrease in phototooling demand, primarily the Large Area Mask business and the transfer of certain customer accounts to the Singapore Joint Venture.

The gross margin for the six months ended October 31, 2002 was 19% compared to 22% for the same period last year. The $ 644,000 gross profit for the six months ended October 31, 2002 compares to $990,000 for the same period last year. The decrease in gross margin is directly attributable to reduced sales in the Large Area Mask marketplace, and a high level of fixed expenses and overhead investments.

The Company's total selling, general and administrative (S,G & A) expenses for the six months ended October 31, 2002 were $1,047,000 compared to $1,028,000 for the same period last year, an increase of $19,000 or 2%. S, G & A increased due to added management and sales personnel and bad debt expense largely offset by decreases in tradeshow, travel and commission expenses.

The loss from joint venture of $30,000 for the six-month period ended September 30, 2002 compares to income of $159,000 for the six-month period ended September 30, 2001. The income in the prior period is primarily the result of the sale of equipment by the joint venture during the period. The Singapore operation is still in its early stages of operations, and is still ramping up production. These current results are more indicative of the results expected for the remainder of the year.

The Company had a net loss of $519,000 for the six months ended October 31, 2002 compared to a net loss of $78,000 for the same period last year.


Liquidity. The Company had negative working capital of $334,000 at October 31, 2002 and positive working capital of $142,000 at April 30, 2002. The change in working capital is primarily due to the net operating loss for the six-months ended October 31, 2002. The Company's cash flow used in operations was $541,000 for the six-months ended October 31, 2002, compared with cash flow provided by operations of $313,000 for the same period last year. The decrease in cash flow from operations is primarily due to the increased net operating loss for the six-month period and deposits on equipment of $300,000. The Company has shipped a piece of photoplotting equipment to a customer in December, 2002 that will result in substantial cash flow to the Company in December, 2002. The Company has also entered into a lease to purchase a new photoplotter that also will refund $72,000 of the $300,000 deposit of equipment of previously decreasing cash flow.

For the six-month period ended October 31, 2002 the Company invested cash of $49,000 in capital equipment. For the six-months ended October 31, 2001 the Company invested cash of $258,000 in capital equipment.

The Company's cash flow provided by financing activities was $56,000 for the six-months ended October 31, 2002 compared to cash flow used in financing activities of $124,000 during the same period last year. Cash flows provided by financing activities for the six-months ended October 31, 2002 consisted of new borrowings of equipment long-term debt of $289,000 plus decreases under existing long-term debt and capital lease obligations of $276,000.

A summary of our contractual cash obligations at October 31, 2002 is as follows:

-----------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    TOTAL          2003          2004          2005          2006         2007+
-----------------------------------------------------------------------------------------------------------------------
Long-term debt and capital             $2,579,623    $  619,658    $  637,364    $  366,845    $  400,883    $  554,873
leases, including interest
-----------------------------------------------------------------------------------------------------------------------
Operating leases                       $  815,625    $   94,125    $  198,375    $  178,875    $  192,375    $  151,875
-----------------------------------------------------------------------------------------------------------------------
Purchase agreement for
manufacturing equipment
-----------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations     $3,395,248    $  713,783    $  835,739    $  545,720    $  593,258    $  706,748
-----------------------------------------------------------------------------------------------------------------------

We also have a commercial commitment as described below:

--------------------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENT    TOTAL AMOUNT    OUTSTANDING         DATE OF
                                COMMITTED      AT 10/31/02        EXPIRATION
--------------------------------------------------------------------------------
      Line of credit            $750,000        $378,641       February 10, 2003
--------------------------------------------------------------------------------

We believe that our availability under our line of credit, if needed, and anticipated cash flows from operations, including the sale of capital equipment and the anticipated financing of new capital equipment will be adequate to fund our cash requirements for fiscal 2003.

Capital Resources. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement expires in February 2003 if not renewed. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2003 and may not be able to expand its investment into new operations beyond its current levels. The Company was in technical violation of a covenant of the lending agreement; and has sought and obtained a waiver. Management believes that this violation will not adversely affect the Company's ability to use the facility. The violated covenant is the net operating loss for the year.


Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, purchased software and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $75,000 should be adequate for any exposure to loss in our October 31, 2002 accounts receivable. Currently we have a $117,000 reserve for slow moving and obsolete inventories at October 31, 2002. We depreciate our property and equipment and purchased software over their estimated useful lives and we have not identified any items that are impaired.


Other Items. Inflation has not had any significant impact upon the Company's results of operation.

Recent Accounting Pronouncements. In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending April 30, 2003.

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

Forward-Looking Statements. Information contained in this report, other than historical or current facts, should be considered forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. These statements reflect management's current view of future events and financial performance that involve a number of risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission. Holders of the Company's securities are specifically referred to these documents with regard to factors and conditions that may affect future results. Actual events or results may differ materially from those presented in any forward-looking statements. The Company disclaims any obligation to publicly update forward-looking statements or to disclose any difference between actual results and those reflected in these statements.


ITEM 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 on November 27, 2002. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification Purusant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                  99.2 Certification Purusant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

         (b)      Reports on Form 8-K

                  During the quarter ended October 31, 2002, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 13, 2002                                By /S/ Clifford F. Stritch, Jr.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer


                                                 By /S/ Barry B. Onufrock
                                                    ----------------------------
                                                    Barry B. Onufrock
                                                    Chief Financial Officer

                                 CERTIFICATIONS



I, Clifford F. Stritch, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Infinite Graphics Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: December 13, 2002


/s/ Clifford F. Stritch
-----------------------
Clifford F. Stritch
CHIEF EXECUTIVE OFFICER

I, Barry B. Onufrock, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Infinite Graphics Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: December 13, 2002


/s/ Barry B. Onufrock
-----------------------
Barry B. Onufrock
CHIEF FINANCIAL OFFICER