Form 10-Q
period 2003-01-31
INFINITE GRAPHICS INC
filed 2003-03-17
CIK 744500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended January 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from ______ to ______

                                 Commission file number   0-13042
                                                        ------------------------

                         Infinite Graphics Incorporated
--------------------------------------------------------------------------------
        (Exact name ofsmall business issuer as specified in its charter)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,024,797 common shares as of February 28, 2003.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INFINITE GRAPHICS INCORPORATED
                                 BALANCE SHEETS

                                                                January 31, 2003     April 30, 2002
                                                                   -----------         -----------
ASSETS                                                              Unaudited
CURRENT ASSETS:
  Cash                                                             $   417,374         $   533,548
  Accounts receivable, less allowance for doubtful accounts
     of $104,000 and $118,000 respectively                          1, 024,835           1,463,492
  Receivable from Related Party                                         27,688              14,006
  Inventories                                                          286,915             343,431
  Prepaid expenses and other                                           316,503              75,436
  Equipment Deposit                                                    500,000             500,000
                                                                   -----------         -----------
          TOTAL CURRENT ASSETS                                       2,573,315           2,929,913
                                                                   -----------         -----------
Property and Equipment, Net                                          2,207,541           2,094,040
                                                                   -----------         -----------

Other Assets
  Purchased Software, Net                                               23,423              51,194
  Investment in Joint Venture                                           63,857             109,702
  Customer list, less accumulated amortization of
    $98,060 and $57,412 respectively                                    51,940              92,588
  Goodwill                                                              82,469              82,469
  Equipment Deposits                                                   245,779                  --
  Other assets                                                          20,400             164,149
                                                                   -----------         -----------
                                                                   $ 5,268,724         $ 5,524,055
                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Note payable, bank                                               $   381,535         $   383,466
  Current maturities of long-term debt                                 525,963             547,739
  Trade Accounts Payable                                               401,668             463,705
  Accrued Expenses:
     Compensation                                                      290,424             411,249
     Other                                                             369,075             315,257
  Deferred Revenue                                                     156,741             166,187
  Customer deposit                                                     500,000             500,000
                                                                   -----------         -----------
          TOTAL CURRENT LIABILITIES                                  2,625,406           2,787,603
                                                                   -----------         -----------

Long-Term Debt, less current maturities                              1,293,752             869,595
                                                                   -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, no par value; authorized 10,000,000 shares
    Issued and outstanding 3,024,797                                 4,681,697           4,681,697
  Accumulated deficit                                               (3,332,131)        $ 2,814,840
                                                                   -----------         -----------
                                                                   $ 1,349,566           1,866,857
                                                                   -----------         -----------
          TOTAL STOCKHOLDERS' EQUITY:                              $ 5,268,724           5,524,055
                                                                   ===========         ===========

See Notes to Financial Statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                    THREE MONTH PERIOD                 NINE MONTH PERIOD
                                                                     ENDED JANUARY 31,                 ENDED JANUARY 31,
                                                                   2003             2002             2003             2002
REVENUES:
  Net sales                                                    $ 1,415,773      $ 1,994,642      $ 4,874,552      $ 6,505,706

  Other income                                                       1,599           53,731            3,206           55,210
                                                               -----------      -----------      -----------      -----------
          TOTAL REVENUES                                         1,417,372      $ 2,048,374      $ 4,877,757      $ 6,560,916

COSTS AND EXPENSES:
  Costs of products sold                                         1,471,639        1,494,155        4,287,086        5,015,572
  Selling, general and administrative                              425,802          455,922        1,472,599        1,485,255
  Charge for location shutdown and workforce reduction                  --               --               --           90,340
   Gain on sale of equipment                                      (554,452)              --         (554,452)              --
  Interest expense                                                  56,687           48,299          143,970          157,334
                                                               -----------      -----------      -----------      -----------
          TOTAL COSTS AND EXPENSES                               1,399,676        1,998,376        5,349,203        6,748,501
                                                               -----------      -----------      -----------      -----------

    INCOME (LOSS) BEFORE EQUITY IN LOSSES OF JOINT-VENTURE          17,696      $    49,998         (471,446)     $  (187,585)

Equity in earnings (loss)of joint venture                          (15,750)         (43,697)         (45,845)     $   115,565
                                                               -----------      -----------      -----------      -----------
          NET INCOME (LOSS)                                          1,946      $     6,301      $  (517,291)     $   (72,020)
                                                               ===========      ===========      ===========      ===========


Earnings (loss) per share data:

   Basic earnings (loss) per share                             $       .00      $       .00      $      (.17)     $      (.02)
                                                               ===========      ===========      ===========      ===========
   Basic weighted-average common shares outstanding              3,024,797        3,024,797        3,024,797        3,024,797
                                                               ===========      ===========      ===========      ===========
   Diluted earnings (loss) per share                           $       .00      $       .00      $      (.17)     $      (.02)
                                                               ===========      ===========      ===========      ===========

   Diluted weighted-average common shares outstanding            3,024,797        3,038,391        3,024,797        3,024,797
                                                               ===========      ===========      ===========      ===========

See notes to financial statements.

                         INFINITE GRAPHICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                NINE MONTH PERIOD
                                                                                ENDED JANUARY 31,
                                                                               2003          2002
                                                                            -----------------------
Cash Flows From Operating Activities
   Net loss                                                                 $(517,291)    $ (72,020)
   Adjustments to reconcile net loss to net cash provided by (used in)
   Operating activities:
      Depreciation and amortization                                           809,445       812,925
      Contingent acquisition price financed through the reduction of
        accounts receivable                                                  (108,558)      (14,822)
      Equity in loss (earnings) of joint venture                               45,845      (115,565)
      Gain on sale of equipment                                              (554,452)           --
      Changes in assets and liabilities:
        Accounts receivable                                                   424,975       466,436
        Inventories                                                            56,517        20,132
        Prepaid expenses and other                                           (241,067)      (82,578)
        Other assets                                                         (102,030)      (52,690)
        Accounts Payable, accrued expenses and deferred revenue                48,937      (126,791)
                                                                            -----------------------
          NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES               (137,679)      835,027

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (338,667)     (298,629)
      Proceeds from sale of equipment                                         599,720            --
                                                                            -----------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 261,053      (298,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on revolving credit agreement                               (1,931)     (130,959)
       Proceeds from issuance of debt                                         463,750            --
      Principal payments on long-term debt and capital lease obligations     (701,367)     (356,797)

                                                                            -----------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (239,548)     (487,756)
                                                                            -----------------------

          NET INCREASE (DECREASE) IN CASH                                    (116,174)       48,642

Cash
   Beginning of year                                                          533,548        67,917
                                                                            -----------------------
   End of period                                                            $ 417,374     $ 116,559
                                                                            =======================
Non cash investing and financing activities:
   Equipment acquired under capital lease                                   $ 640,000            --

See Notes to financial statements.

NOTES TO FINANCIAL STATEMENTS


NOTE A:
The Balance Sheet as of January 31, 2003 and the Statements of Operations for the three and nine month periods ended January 31, 2003 and 2002 and the Statements of Cash Flows for the nine months ended January 31, 2003 and 2002 have been prepared by Infinite Graphics Incorporated without audit. In the opinion of management, these statements reflect all adjustments, consisting of only normal accruals and adjustments, necessary for the fair-statement of the periods presented. The Balance Sheet as of April 30, 2002 has been derived from the audited Balance Sheet included in the Company's April 30, 2002 Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's April 30, 2002 Annual Report on Form 10-KSB.


NOTE B:

In 2001, the Company entered into a joint venture with an unrelated third party under the name Infinite Graphics PTE, LTD, which is located in Singapore. The investment is being accounted for under the equity method, as the Company has a 50 percent interest, but does not hold a controlling interest. As of December 31, 2002, the joint venture had accumulated net losses reducing the Company's original investment of $105,000, as well as being further reduced for the elimination of intercompany profit. Unaudited condensed financial statement information for the joint venture as of December 31, 2002 and 2001, are as follows:

                                                         2002          2001
                                                     ------------------------
                                                             Unaudited
Total assets                                         $2,125,142    $1,817,078
                                                     ========================

Total liabilities                                    $1,853,877    $1,604,503
                                                     ------------------------

Stockholders' equity:                                   271,265       212,575
                                                     ------------------------
                                                     $2,125,142    $1,817,078
                                                     ========================

For the 3 and 9-month period ended:

               Three Months Ended December 31    Nine Months Ended December 31
                --------------------------        --------------------------
                   2002             2001             2002             2001

Net Sales       $ 191,019        $ 155,216        $ 593,502        $ 897,204
                ============================================================
Gross Profit       18,602           30,294           91,164          371,987
                ============================================================
Net Income      $ (31,500)       $ (87,394)       $ (91,690)       $ 231,130
                ============================================================

The joint venture owes the Company $27,688 at January 31, 2003, for various cost reimbursements. The Singapore operation is in its early operations, and is still attempting to increase production to reach break even.


NOTE C:
Under an agreement with its partner in the joint venture described in Note B, the Company made a nonrefundable deposit with a manufacturer for the purchase of five machines. In addition, the agreement requires the Company to purchase an evaluation machine for approximately $300,000. The deposit is $100,000 for each of five machines, or a total of $500,000. The machines will be sold, at cost, by the Company, to its joint venture.

The Company has received a refundable deposit from its joint venture partner in the same amount as it has made to the manufacturer. If any or all of the machines are not delivered to the partner or sold by the partner, the Company is to refund the portion of the deposit relating to those machines. The Company will not recognize any sales or cost of sales relating to these machines, as the Company is acting only as a conduit for the transfer of these machines. The Company, however, is subject to risk that some portion of the refundable deposit may have to be refunded. The Company does not expect any material loss from this arrangement. During 2002 the Company's partner in this transaction sold, at cost, its rights and obligations relating to the refundable deposit to Infinite Graphics PTE, Ltd., the joint venture.


NOTE D:
The Company has a revolving credit agreement (the Revolver), at the lender's discretion, that allows the Company to borrow 75 percent of its eligible service receivables, up to $750,000, as defined. Interest on advances is payable monthly and is prime plus 4.0 percent, never to be readjusted below 10.0 percent (10.00 percent at January 31, 2003), with a minimum monthly interest charge of $2,000. In the event of default, the interest rate increases to prime plus 9.0 percent, never to be readjusted below 15 percent, with a minimum monthly interest charge of $3,450. The Revolver also requires payment of a $1,500 quarterly administrative fee. The availability under the revolving credit agreement at January 31, 2003 is $437,675.

The Revolver terminates the earlier of a date determined at the lender's discretion, the date the Company terminates the Revolver, or February 10, 2004. If approved by the lender and the Company, the termination date may be extended for nine months. If the Revolver is terminated by the Company, the Company is required to pay a prepayment charge of $2,500 multiplied by the number of calendar months from the prepayment date to February 10, 2004. The Company is in technical violation of two covenants of the lending agreement, and has obtained a waiver. The violations are the net operating loss for the year and purchases of capital equipment in excess of $500,000.


NOTE E:
Basic net earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted net earnings (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive. The Company has granted options to purchase common stock at various amounts per share. For the periods presented where losses have been incurred these options were not included in the computation of diluted per share as the inclusion of potential common shares in the calculations of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same for all loss periods presented. Because there is income for each of the three months periods, potential common shares have been included in diluted earnings per share for those periods.


NOTE F:
The Company has a concentration of sales to certain major customers. One customer represented 16% of net sales for the three months ended January 31, 2003. One customer represented 18% for the nine months ended January 31, 2003. Two customers represented 23% and 10% of net sales for the three months ended January 31, 2002. One customer represented 18% for the nine months ended January 31, 2002.


NOTE G:
No income tax provision has been provided for in the statements of operation due to the loss incurred for the periods presented.

NOTE H:
In November, 2002, the Company sold a photoplotter utilized in operations at the Company's Colorado facility for $749,600, of which $599,720 had been received by January 31, 2003. . The sale of the photoplotter resulted in the Company recognizing a gain of $554,000 from the sale in the third quarter ending January 31, 2003. The photoplotter has been accepted by the buyer and the Company has appropriately recognized the gain. In addition, the Company has agreed to assist with the installation and training and has recorded deferred revenue of $40,000 as they are not completed. In an unrelated transaction, the Company also has purchased new equipment for $920,000. This purchase has been financed through a long-term capital-lease agreement calling for a $175,000 down payment, monthly payments of $11,000 through November 2007 plus a balloon payment of $122,000. The sale of the photoplotter and the purchase and acquisition through a lease of the new equipment have provided working capital for the Company in the third quarter.


NOTE I: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending April 2003.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement are effective for the Company's April 30, 2003 financial statements. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of Statement No. 148 had no effect on the Company's financial statements. However, the future financial statements will incorporate the enhanced disclosure requirements of Statement No. 148.

In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of FIN 46 currently apply to the Company and the balance of the requirements will apply to the Company as of the quarter ended July 31, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements and is in process of determining the effects of its adoption.


NOTE J:

As of January 31, 2003, the Company's principal source of liquidity was its cash and its availability under its revolving line of credit totaling $750,000. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for the near term. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back, or eliminate some or all of its development and expansion operations, which could have a material adverse effect on the Company's business, results of operations, and prospects.


NOTE K:

Information about our intangible assets is as follows:

Acquired Intangible Assets:

                                            Gross Carrying     Accumulated
                                            Amount            Amortization
                                            --------------    ------------
As of January 31, 2003
----------------------
Amortized Intangible Assets
         Customer List                        $ 150,000        $  98,060
Unamortized Intangible Assets
         Goodwill                             $  82,469

As of April 30, 2002
--------------------
Amortized Intangible Assets
         Customer List                        $ 150,000        $  51,940
Unamortized Intangible Assets
         Goodwill                             $  98,091        $  15,622

Beginning in our fiscal year ended April 30, 2003, we no longer amortize goodwill. The table below summarizes our results for 2003 and 2002 on a comparative basis:

                              Three Months Ended         Nine Months Ended
                                  January 31                January 31
                           ----------------------    ----------------------
                              2003         2002         2003         2002

  Reported net
  Income (loss)            $   1,946    $   6,301    $(571,291)   $ (72,020)
  Goodwill Amortization                     7,811                     7,811
                                        ---------                 ---------

Adjusted net Income        $   1,946    $  14,112    $(571,291)   $ (64,209)
                           =========    =========    =========    =========


  Basic and diluted
 Earnings per share:

  Reported net
  Income (Loss)            $     .00    $     .00    $    (.17)   $    (.02)
  Goodwill amortization                       .00                       .00
                                        ---------                 ---------

  Adjusted net
  Income (Loss)            $     .00    $     .00    $    (.17)   $    (.02)
                           =========    =========    =========    =========


Amortization expense for the 3 month and 9 month periods was-

                           $  13,549    $  21,360    $  40,648    $  48,458
                           =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2002.

Operations for the three months ended January 31, 2003 resulted in net sales of $1,416,000 compared to $1,995,000 for the same period last year or a 29% decrease. The decrease in sales is a result of decreased phototooling demand, primarily in the Large Area Mask business and reduced software revenue.

The gross margin for the three months ended January 31, 2003 was (- 4%), compared to 25% for the same period last year. The negative $(56,000) gross profit for the three months ended January 31, 2003 compares to $500,000 for the same period last year. The decrease in gross margin is primarily due to the 29% decrease in net sales, higher raw material costs, and a decrease in the sales price to major customers as a result of increased competition. Direct labor and other direct costs have been reduced late in the quarter but not with any noticeable affect on the quarterly gross margin.

The Company's total selling, general and administrative (S, G & A) expenses for the three months ended January 31, 2003 were $426,000 compared to $456,000 for the same period last year, an decrease of $30,000 or 7%. S, G & A decreased due to lower salaries and commissions.

In November, 2002, the Company sold a photoplotter utilized in operations at the Company's Colorado facility for $750,000. The sale of the photoplotter resulted in the Company recognizing a gain of $554,000 from the sale in the third quarter ending January 31, 2003.

The Company's interest expense for the three months ended January 31, 2003 was $57,000 compared to $48,000 for the same period last year. The increase in interest expense is primarily due to higher balances on our revolving credit facility and the addition of the new capital lease financing for equipment acquired during the quarter.

The loss from joint venture of $16,000 for the three-month period ended December 31, 2002 compares to a loss of $44,000 for the same period last year. The Singapore operation is still in its early stages of operations, and is still ramping up production.

The Company had a net income of $2,000 for the three months ended January 31, 2003 compared to net income of $6,000 for the same period last year. The loss from operations before considering the sale of equipment was $593,000 for the three months ended January 31, 2003. The workforce was cut by 14 employees during the quarter ended January 31, 2003 or 25%. In addition, pay reductions were made at the end of the quarter to remaining employees.


NINE MONTHS ENDED JANUARY 31, 2003 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2002

Operations for the nine months ended January 31, 2003 resulted in net sales of $4,875,000 compared to $6,506,000 for the same period last year or a 25% decrease. The decrease in sales is a result of a general decrease in phototooling demand, primarily the Large Area Mask business, reduced Software Revenue and the transfer of certain customer accounts to the Singapore Joint Venture.

The gross margin for the six months ended January 31, 2003 was 12% compared to 23% for the same period last year. The $ 587,000 gross profit compared for the nine months ended January 31, 2003 with $1,490,000 for the same period last year. The decrease in gross margin is directly attributable to reduced sales in the Large Area Mask marketplace, lower Software revenue, and a high level of fixed expenses and overhead investments.

The Company's total selling, general and administrative (S,G & A) expenses for the nine months ended January 31, 2003 were $1,473,000 compared to $1,485,000 for the same period last year, a decrease of $12,000 or 1%. S, G & A decreased due to cost cutting and salary reductions.

In November, 2002, the Company sold a photoplotter utilized in operations at the Company's Colorado facility for $750,000. The sale of the photoplotter resulted in the Company recognizing a gain of $554,000 from the sale in the third quarter ending January 31, 2003.

The loss from joint venture of $46,000 for the nine-month period ended December 31, 2002 compares to income of $116,000. The income in the prior period is primarily the result of the sale of equipment by the joint venture during the period. The Singapore operation is still in its early stages of operations, and is still ramping up production. These current results are more indicative of the results expected for the remainder of the year.

The company had a net loss of $517,000 for nine months ending January 31, 2003 compared to net loss of $72,000 for the same period last year. The loss from operations for the nine months ended January 31, 2003 was $1, 065,000, before the gain on the sale of equipment of $554,000.

Liquidity. The Company had negative working capital of $52,000 at January 31, 2003 as compared to working capital of $142,000 at April 30, 2002. The change in working capital is primarily due to the net operating loss for the nine-months ended January 31, 2003. The Company's cash flow used in operations was $(138,000) for the nine-months ended January 31, 2003, compared with cash flow provided by operations of $835,000 for the same period last year. The decrease in cash flow from operations is primarily due to the increased net operating loss for the nine-month period. The Company has sold and shipped a piece of photoplotting equipment in December, 2002 that has resulted in substantial cash flow to the Company in December, 2002. The company has also entered into a lease to purchase a new photoplotter. The sale and subsequent purchase of a new photoplotter and the financing of all but $175,000 of it has resulted in substantial cash that should be adequate for operations for the remainder of the fiscal year. For the nine-month period ended January 31, 2003 the Company invested cash of $339,000 in capital equipment. For the nine-months ended January 31, 2002 the Company invested cash of $299,000 in capital equipment.

The Company's cash flow used in financing activities was $240,000 for the nine-months ended January 31, 2003 compared to cash flow used in financing activities of $488,000 during the same period last year. Cash flows used in financing activities for the nine-months ended January 31, 2003 consisted of new borrowings of equipment long-term debt of $464,000 plus decreases under existing long-term debt and capital lease obligations of $702,000.

During a very difficult period in the Large Area Mask market, the company is striving to achieve a positive cash flow from operations which will still likely result in a net operating loss. Management believes that availability under our line of credit, if needed, and anticipated cash flows from operations, will be adequate to fund our cash requirements for the near term.

A summary of our contractual cash obligations at January 31, 2003 is as follows:

----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
CONTRACTUAL OBLIGATIONS                    TOTAL          2003          2004          2005          2006         2007+
                                                       QUARTER
                                                   ENDED APRIL
                                                          30TH
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Long-term debt and capital            $1,915,571      $178,758      $572,318      $366,845      $400,882      $396,768
leases, including interest
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                         770,250        48,750       198,375       178,875       192,375       151,875
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Total contractual cash obligations    $2,685,821      $227,508      $770,693      $545,720      $593,257      $548,643
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

We also have a commercial commitment as described below:

------------------------------- ---------------------------- ---------------------------- ----------------------------
 OTHER COMMERCIAL                      TOTAL AMOUNT
    COMMITMENT                           COMMITTED              OUTSTANDING AT 1/31/03         DATE OF EXPIRATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
        Line of credit                   $750,000                     $381,535                 February 10, 2004
------------------------------- ---------------------------- ---------------------------- ----------------------------

Capital Resources. The Company currently has a revolving credit agreement, at the lender's discretion, that allows the Company to borrow 75% of its eligible services receivable, up to $750,000. This agreement expires in February 2004 if not renewed. Although the Company is exploring additional funding possibilities, it has no agreements to provide additional debt or equity capital and there can be no assurance that additional funds will be available, or if available, available on terms acceptable to the Company. If the Company is unable to obtain additional debt and/or equity funding, it may need to limit its investments into new operations in fiscal 2003 and beyond, and may not be able to expand its investment into new operations beyond its current levels. The Company is in technical violation of two covenant of the lending agreement; and has sought and obtained a waiver. Management believes that these violations will not adversely affect the Company's ability to use the facility. The violated covenants are the net operating loss for the year and having capital expenditures in excess of $500,000.

Critical Accounting Policies

Accounting Policies

The Company's significant accounting policies are summarized in the footnotes to the annual financial statements. Some of the most important policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Actual results may differ from these estimates under different assumptions and conditions. Certain of the most critical policies, including those that require significant judgment, are as follows:

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, purchased software and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $104,000 should be adequate for any exposure to loss in our January 31, 2003 accounts receivable. Currently we have a $117,000 reserve for slow moving and obsolete inventories at January 31, 2003. We depreciate our property and equipment and purchased software over their estimated useful lives and we have not identified any items that are impaired.

We recognize revenues when products are shipped to the customer. Revenue associated with software maintenance contracts is deferred and recognized ever the length of the contract.

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

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement are effective for the Company's April 30, 2003 financial statements. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of Statement No. 148 had no effect on the Company's financial statements. However, the future financial statements will incorporate the enhanced disclosure requirements of Statement No. 148.

In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of FIN 46 currently apply to the Company and the balance of the requirements will apply to the Company as of the quarter ended July 31, 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements and is in process of determining the effects of its adoption.

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


ITEM 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 on February 21, 2003. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.


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

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submission of Matter to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       10.1 Lease Agreement No. 3717 dated December 1, 2002 between the Company and Lease Finance Group, Inc. together with Schedule No. 1.

                       10.2 Purchase Option Amendment to Equipment Lease dated December 1, 2002 between the Company and Lease Finance Group, Inc. (amending Schedule No. 1 included in Exhibit 10.1).

                       10.3 Notice and Acknowledgment of Assignment dated December 1, 2002 from the Company in favor of Wells Fargo Equipment Finance, Inc. (supplementing Exhibit 10.1).

                       99.1 Certification Purusant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                       99.2 Certification Purusant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

              (b) Reports on Form 8-K

                       During the quarter ended January 31, 2003, Infinite Graphics Incorporated did not file with the Securities and Exchange Commission any current reports on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2003                                   By /S/ Clifford F. Stritch, Jr.
                                                    ----------------------------
                                                    Clifford F. Stritch, Jr.
                                                    Chief Executive Officer


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

Date: March 13, 2003

/s/ Clifford F. Stritch
-----------------------
Clifford F. Stritch
CHIEF EXECUTIVE OFFICER

CERTIFICATIONS

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

Date: March 13, 2003

/s/ Barry B. Onufrock
-----------------------
Barry B. Onufrock
CHIEF FINANACIAL OFFICER